Form 10-K/A
period 2013-12-31
DENVER PARENT Corp; Venoco, Inc.
filed 2014-04-14
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:
Venoco, Inc. 001-33152
Denver Parent Corporation 333-191602

Venoco, Inc.
Denver Parent Corporation

Delaware Delaware (State or other jurisdiction of incorporation or organization)	77-0323555 44-0821005 (I.R.S. Employer Identification Number)
370 17th Street, Suite 3900 Denver, Colorado (Address of principal executive offices)	80202-1370 (Zip Code)

Registrant's telephone number, including area code: (303) 626-8300

N/A
(Former name or former address, and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	N/A

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Venoco, Inc. Yes ☐    No ☒
Denver Parent Corporation Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Venoco, Inc. Yes ☒    No ☐
Denver Parent Corporation Yes ☒    No ☐

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Venoco, Inc. Yes ☐    No ☒
Denver Parent Corporation Yes ☐    No ☒

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Venoco, Inc. Yes ☒    No ☐
Denver Parent Corporation Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Venoco, Inc. ☒
Denver Parent Corporation ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Venoco, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Denver Parent Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Venoco, Inc. Yes ☐    No ☒
Denver Parent Corporation Yes ☐    No ☒

           All of the registrants' common equity was held by affiliates on June 30, 2013. As of March 31, 2014, there were 30,150,933 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

EXPLANATORY NOTE

        This Form 10-K/A (this "Amendment") is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. As a result of the going private transaction, Venoco's common stock is no longer publicly traded. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes. Neither Venoco nor DPC intend to file a proxy or information statement with respect to their 2014 annual shareholder meetings or any action by written consent in lieu of such meetings.

        Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Neither registrant included herein is filing any information that does not relate to such registrant, and therefore neither registrant makes any representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information.

        We operate DPC and Venoco as one business, with one management team. Management believes combining this Amendment for DPC and Venoco provides the following benefits:

  •
  Enhances investors' understanding of DPC and Venoco by enabling investors to view the business as a whole, the same manner management views and operates the business;

  •
  Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both DPC and Venoco; and

  •
  Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

All of Venoco's net assets are owned by DPC and all of DPC's operations are conducted by Venoco.

        On April 9, 2014, DPC and Venoco filed a combined Annual Report on Form 10-K for the year ended December 31, 2013 (the "Original Filing"). This Amendment completes the items identified below that were originally omitted from the Original Filing in the expectation that an amendment to the Original Filing would be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of our 2013 fiscal year.

        As a result, this Form 10-K/A amends only Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of the Original Filing. All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-K/A contains new certifications by the principal executive officer and principal financial officer of DPC and Venoco, filed as exhibits hereto.

i

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors

        The following table sets forth, as of April 11, 2014, the names, ages, and titles of each member of the Board of Directors of Venoco (the "Venoco Board"). Timothy Marquez has been the sole director of DPC since its formation.

Name	Age	Position	Director Since	Current Term to Expire
Timothy M. Marquez	55	Executive Chairman	2004	2016
Joel L. Reed	63	Director	2012	2014
Richard S. Walker	56	Director	2012	2015

        Joel L. Reed served as a director of Venoco from September 1998 to March 2002 and from August 2005 until the completion of the going private transaction in October 2012. He was reappointed to the Venoco Board in November 2012. Starting in 1994, Mr. Reed was a partner of a predecessor entity of, and later co-founded, Relational Group, an investment banking firm that included Relational Investors and Relational Advisors. In late 2005, Relational Advisors separated from Relational Group and became RA Capital Advisors, a member of RA Capital Group. Mr. Reed has served as RA Capital Group's lead principal. He is also a founder of two private equity firms, Titan Investment Partners and HRA Real Estate Management I LLC. Mr. Reed was the CFO and later President and CEO of Wagner & Brown Ltd. of Midland, Texas, a privately owned group of companies engaged in energy, real estate, manufacturing, agribusiness and investment services, from 1984 to 1994. From 1981 to 1984, Mr. Reed was a member of the founding group of Ensource, Inc., a NYSE-listed company, as well as its controller and CFO. A graduate of Oklahoma State University, Mr. Reed holds bachelor's and master's degrees in accounting and is a certified public accountant who has elected inactive license status. In determining Mr. Reed's qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in finance, accounting, banking and management.

        Richard S. Walker served as a director of Venoco from June 2007 until the completion of the going private transaction in October 2012. He was reappointed to the Venoco Board in November 2012. Mr. Walker is currently Executive Vice President and Managing Director of the Houston office of DHR International, a leading retained executive search firm. Prior to entering the executive search industry in 2005, Mr. Walker was a Managing Director of JPMorgan directing investment banking relationships with a variety of energy clients operating across all industry segments including exploration and production, service and supply, pipeline and midstream operations as well as power generation, transmission and distribution. Mr. Walker worked with JPMorgan and its predecessors from 1994 to 2005. Prior to joining JPMorgan Chase & Co., Mr. Walker worked from 1990 through early 1994 with NationsBank (the predecessor of Bank of America), both in Houston and in London. From 1981 through early 1990, Mr. Walker worked for Texas Commerce Bank, in Houston (also a predecessor to JPMorgan). Mr. Walker is a 1980 graduate of Loyola University, New Orleans, with a bachelor's of business administration and a 1981 graduate of Bowling Green State University, Ohio, with a master's of business administration. Mr. Walker is a certified public accountant licensed in the State of Texas. In determining Mr. Walker's qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in finance, accounting and banking and in the oil and natural gas industry.

        Timothy Marquez is sole director and Chief Executive Officer of DPC and has served in those roles since DPC's formation in January 2012. He co-founded Venoco in September 1992 and served as its CEO from Venoco's formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until Venoco acquired it in March 2005. Mr. Marquez returned as Venoco's Chairman, CEO and President in June 2004. He became Venoco's Executive Chairman in August 2012. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions. In determining Mr. Marquez's qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in the petroleum industry, including exploration, production, and management, and his roles as co-founder and controlling stockholder of Venoco.

Executive Officers

        Information regarding Venoco's executive officers is set forth in the Original Filing under the heading "Business and Properties—Executive Officers of the Registrant."

Corporate Governance

General

        In connection with its oversight of our operations and governance, the Venoco Board has adopted, among other things, the following:

  •
  Corporate Governance Guidelines to implement certain policies regarding the governance of Venoco;

  •
  Code of Business Conduct and Ethics to provide guidance to Venoco's directors, officers and employees with regard to certain ethical and compliance issues;

  •
  Categorical Standards of Director Independence (the "Categorical Standards") to assist the Venoco Board in assessing directors' independence (see "—Director Independence and Categorical Standards"); and

  •
  Charters of the Audit Committee and the Compensation Committee of the Venoco Board.

        The Corporate Governance Guidelines, Code of Business Conduct and Ethics and Categorical Standards can be viewed on Venoco's website at www.venocoinc.com under the heading "Investor Relations" and the subheading "Corporate Governance." Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

        The Venoco Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. Directors are requested to make attendance at meetings of the Board and Board committees a priority, to come to meetings prepared, having read any materials provided to them prior to the meetings and to participate actively in the meetings. Directors are expected to attend the annual stockholders' meeting if one is held.

Board Committees

        The composition and primary responsibilities of Venoco's Audit Committee and Compensation Committee are described below.

        Venoco's Audit Committee currently consists of Messrs. Reed and Walker, with Mr. Walker acting as Chairman. The primary function of the Audit Committee is to assist the Venoco Board in its oversight of our financial reporting process. Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices. The Venoco Board has determined that each member of the committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of SEC Regulation S-K and that both members of the committee are independent under the Categorical Standards. See "—Directors" for a summary of the business experience of each member of the committee.

        Venoco's Compensation Committee currently consists of Messrs. Walker and Reed with Mr. Reed acting as Chairman. The Compensation Committee's primary function is to discharge the Venoco Board's responsibilities relating to the compensation of Venoco's Executive Chairman, CEO and other executive officers. Among other things, the committee reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO. See "Executive Compensation—Compensation Discussion and Analysis" for discussion of Venoco's processes and procedures for considering and determining executive and director compensation. The Venoco Board has determined that each member of the committee is (i) independent under the Categorical Standards, (ii) a "non-employee director" as defined in Rule 16b-3 under the Exchange Act and (iii) an "outside director" as defined in Section 162(m) of the Internal Revenue Code of 1986 (the "Code").

        Venoco no longer has a standing nominating committee, primarily because following the completion of the going private transaction, the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the Venoco Board and because Venoco has only one stockholder, which is an affiliate of Mr. Marquez. The entire Venoco Board currently operates as the nominating committee, and recommends to Venoco's shareholder nominees for election to the Venoco Board. Because Mr. Marquez is the sole director of DPC, it has no standing committees. Venoco no longer has a formal policy regarding security holder nominations of candidates for the Venoco Board, but the board will consider any proposed nomination brought to its attention. Proposals may be directed by mail to the following address: Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

Director Independence and Categorical Standards

        As discussed under "—Board Committees," the Venoco Board has determined that, other than Mr. Marquez, each member of the Venoco Board is independent under the Categorical Standards. The Categorical Standards are similar to the director independence standards set forth in the rules of the New York Stock Exchange (the "NYSE") except that they are more stringent in some respects. Accordingly, a director who qualifies as independent under the Categorical Standards would also be considered independent under the rules of the NYSE. Pursuant to the Categorical Standards, a director may not be considered independent if he or she:

  •
  is an employee, or has an immediate family member who is an executive officer, of the Company, until three years after the end of such employment relationship, provided that employment as an interim Chairman of the Board or interim executive officer shall not disqualify a director from being considered independent following service in either capacity;

  •
  has received, or has an immediate family member who has received, more than $100,000 in direct compensation from the Company in any 12-month period within the past three years, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), provided that compensation received by a director for prior service as an interim Chairman of the Board or interim executive officer, and compensation received by an immediate family member for service as a non-executive employee of the company, need not be considered in determining independence under this test;

  •
  is affiliated with or employed by, or has an immediate family member who is affiliated with or employed in a professional capacity by, a current or former internal or external auditor of the

    Company, until three years after the end of the affiliation or the employment or auditing relationship;

  •
  is employed, or has an immediate family member who is employed, as an executive officer of another company where any of the Company's current executive officers serve on the other company's compensation committee, until three years after the end of such service or the employment relationship; or

  •
  is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or has received payments from, the Company for property or services in an amount that, in any of the last three fiscal years, exceeded the greater of (i) $1 million or (ii) 2% of such other company's consolidated gross revenues.

Code of Business Conduct

        Venoco has adopted a Code of Business Conduct and Ethics to provide guidance to directors, officers, including its Executive Chairman, CEO, COO, CFO and Chief Accounting Officer, and employees, with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes-Oxley Act of 2002. Venoco's Code of Business Conduct and Ethics is available on its website at venocoinc.com. To access the Code of Business Conduct and Ethics and Venoco's other corporate governance materials, click on "Investor Relations" and then click on "Corporate Governance." Venoco will disclose on its website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC rules.

Item 11.    Executive Compensation

        As discussed above, we operate DPC and Venoco as one business, with one management team. Each of DPC's executive officers is also an executive officer of Venoco. DPC is a holding company that has no employees and pays no compensation directly. Instead, all compensation paid to DPC's executive officers is paid to such officers by Venoco, in amounts approved by the Compensation Committee of the Venoco Board. The executive officers of DPC are not separately compensated for their services as such. Accordingly, this section provides disclosure regarding compensation paid by Venoco to the executive officers, and all contracts, awards and other agreements or arrangements referred to in this section are between Venoco and the relevant officer except where specified otherwise.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

        Venoco's Compensation Committee believes that:

  •
  Executive interests should be aligned with stockholder interests;

  •
  Executive compensation should be structured to provide appropriate incentives and reasonable rewards for the contributions made and performance achieved; and

  •
  A competitive compensation package must be provided to attract, motivate and retain experienced and talented executives.

        Venoco's executive compensation program is designed to align pay with short-term and long-term company performance. The intent of the program is to put a substantial portion of compensation at risk and tied to performance, and to reward unique or exceptional contributions to overall sustainable value creation for stockholders. The Compensation Committee's intent is to maintain an executive compensation program that:

  •
  Encourages growth in Venoco's oil and gas reserves and cash flow, balance sheet discipline, cost containment and achievement of production targets;

  •
  Aligns executive and stockholder interests through substantial ongoing equity-based incentive awards for executives;

  •
  Attracts, motivates and retains superior executive talent over the long-term; and

  •
  Provides compensation opportunities for high-performing executives.

        The components of Venoco's executive compensation are presented below and discussed in more detail later in this report:

  •
  a base salary that is between the 50th and 75th percentile of base salary offered by other oil and natural gas exploration and production enterprises similar to Venoco, the actual positioning of which is determined by individual performance, experience and personal competencies, and with the 75th percentile reserved for only exceptional performers;

  •
  annual cash incentive compensation generally targeted at the 50th percentile for achieving expected performance levels; and

  •
  long-term equity-based incentive compensation generally targeted at the 50th percentile, with upside approaching the 75th percentile (to reward achievement of company objectives, individual responsibility and productivity, and high quality work).

        While the Compensation Committee believes the total compensation of Venoco's executive officers should be targeted between the 50th and 75th percentile of the comparative industry peer group, it does not mechanically apply the above compensation components. Rather, careful consideration is given to the appropriate percentage mix of such components so that each of Venoco's executive officers is individually and appropriately incentivized. In addition, the Compensation Committee approves case-specific compensation plans to accommodate individual circumstances or non-recurring situations, as appropriate. The competitive market is determined by reference to the compensation practices of an industry peer group as set forth below.

Industry Peer Group

        The companies selected by Venoco's Compensation Committee for the peer group represent independent exploration and production companies that focus on the acquisition, exploration, exploitation and development of oil and natural gas properties. The composition of Venoco's peer group is reviewed annually by the Compensation Committee to ensure that the companies continue to remain relevant for comparative purposes. Venoco's peer group for 2013 is as follows:

• Bonzana Creek	• Resolute Energy Corporation
• Breitburn Energy Partners LP	• SM Energy
• Clayton Williams Energy	• Swift Energy Company
• Memorial Production Partners	• Vanguard Natural Resources
• PDC Energy, Inc.	• Warren Resources
• QEP Resources	• Whiting Petroleum Corporation
• QR Energy

        Venoco's Compensation Committee also considers competitive market practices from sources such as Equilar Insight Benchmarking Surveys and HR Roundtable Organizations, which present synthesized, general data from a broad cross-section of companies in various industries.

Setting Compensation

        Venoco's management provides the Compensation Committee with summary compensation information to assist it in understanding the totality of Venoco's executive compensation and benefit programs. This information shows the total dollar value of an executive officer's accumulated compensation and benefits. These summaries provide the Compensation Committee with important information useful in analyzing and understanding the design, operation and effectiveness of Venoco's executive compensation programs.

        The Compensation Committee approves the compensation of Venoco's executive officers. In making its determinations, the Compensation Committee reviews the summary compensation information for each executive officer and considers the executive officer's base salary, potential payments under selected performance scenarios and termination of employment and change-in-control scenarios, as well as accumulated equity and equity-based incentives in DPC, all in light of peer group practices. The purpose of this process is to analyze the total amount of actual and projected compensation of Venoco's executive officers and to determine whether any one component of compensation should be changed. The Compensation Committee then considers whether the actual and projected compensation is aligned with its compensation philosophy and competitive market practices. Venoco's CEO and Executive Chairman each also provide the Compensation Committee with recommendations regarding the compensation levels for the other executive officers based on a review of Venoco's peer group companies and the individual performance of each executive.

        According to its charter, the Compensation Committee may, subject to limits imposed by applicable law, delegate some or all of its authority to a subcommittee consisting of one or more of its members.

        The Compensation Committee has determined that the compensation of Venoco's executive officers, both the total and its components, is generally consistent with the Compensation Committee's expectations, philosophy and current market practices.

Elements of Compensation

        There are three primary components of Venoco's executive compensation program: base salary, annual cash bonuses and long-term incentive awards. Perquisites are a minor element of Venoco's executive compensation program. Each element is described below.

        Base Salary.    The Compensation Committee believes that base salary is a critical element of executive compensation for attracting and retaining outstanding employees at all levels. The base salaries of Venoco's executive officers are reviewed by the Compensation Committee on an annual basis and adjusted from time to time to realign salaries with market levels, after taking into account individual responsibilities, performance and experience. Base salary is targeted for all executive officers between the 50th and 75th percentile of base salary offered by companies in Venoco's peer group, with the 75th percentile reserved for exceptional performers. Individual salaries take into account the individual's performance, experience and personal competencies. Base salaries were increased for Venoco's named executive officers from 2012 to 2013 by an average of 5%.

Name	2012 Base Salary	2013 Base Salary
Timothy M. Marquez	$750,000	$787,500
Edward J. O'Donnell	$675,000	$708,750
Timothy A. Ficker	$427,275	$448,640
Terry L. Anderson	$339,200	$356,160
Mark A. DePuy	$325,000	$341,250

        Base salary increases in 2013 reflect the Compensation Committee's review of updated salary levels of comparable positions in Venoco's peer group companies. The Compensation Committee views 2013 salary levels as consistent with its compensation philosophy.

        Annual Cash Bonuses.    The Compensation Committee may award or recommend cash bonuses to Venoco's executive officers pursuant to Venoco's 2007 Senior Executive Bonus Plan (the "Senior Executive Bonus Plan"). Under the Senior Executive Bonus Plan, the Compensation Committee sets a target award, which may be expressed as a percentage of an executive officer's base salary, and the related performance criteria. The Senior Executive Bonus Plan allows the Compensation Committee to eliminate or reduce the actual award payable to any participant that would otherwise be payable under the plan, based on the individual performance of the participant. In addition, the Compensation Committee may award or recommend discretionary annual bonuses to Venoco's executive officers for outstanding performance, which are awarded outside the Senior Executive Bonus Plan. The Senior Executive Bonus Plan is a performance-based plan designed to be compliant with the requirements of Section 162(m) of the Code, which, when Venoco had publicly traded equity, could have otherwise limited the deductibility of bonuses paid to certain of its named executive officers.

        The Senior Executive Bonus Plan provides that if Venoco is required to restate its financial results due to material noncompliance with financial reporting requirements under applicable securities laws, the Compensation Committee has the discretion to recover incentive compensation from any participants who benefitted from prior actions or decisions that necessitated such financial restatements.

        The bonus opportunity under the Senior Executive Bonus Plan is stated as a percentage of base salary and is set using the Compensation Committee's philosophy to target bonus levels (as a percentage of base salary) consistent with the competitive market for executives in similar positions. For 2013, the bonus opportunity at a 100% of target level payout for Venoco's named executive officers was as follows:

Name	Percentage of Salary	Total
Timothy M. Marquez	170%	$1,338,750
Edward J. O'Donnell	170%	$1,204,875
Timothy A. Ficker	120%	$538,367
Terry L. Anderson	80%	$284,927
Mark A. DePuy	80%	$273,000

        Under the Senior Executive Bonus Plan, seven performance criteria were selected for 2013, each comprising 14.3% of the target bonus: (i) average daily net production, (ii) reserve replacement, (iii) finding and development costs, (iv) debt covenant compliance, (v) lease operating expenses plus general and administrative expenses, (vi) acquisition reserve growth and (vii) minimum quarterly distributions paid by a master limited partnership ("MLP") to be formed by Venoco. For each of the seven metrics, the bonus payout targets for 2013 are summarized as follows:

	Minimum Bonus Level Performance	Target Performance	Maximum Bonus Level Performance
Average Daily Net Production (BOE/d)	9,250	10,000	10,750
Reserve Replacement (% increase)	2.5%	7.5%	12.5%
Finding and Development Costs, per BOE	$30.00	$25.00	$15.00
Debt Compliance	Fail	—	Pass
Lease Operating Expenses plus G&A Expenses, per BOE	$33.00	$31.00	$29.00
Acquisition Reserve Growth	5.0	7.5	10.0
MLP Minimum Quarterly Distributions	100%	100%	105%

        Under the Senior Executive Bonus Plan, actual results for the year are compared to each of the seven individual performance criteria in order to determine payout multiples, which can range from 0 to 2. The payout multiples determined for each performance criterion are multiplied by 14.3% to reflect the weighting assigned to each of the seven criteria. The weighted multiples are aggregated to determine the appropriate payout percentage achieved for the year. Based on the Company's performance relative to the 2013 performance criteria as adjusted, the Compensation Committee determined the appropriate payout multiples and payout percentages to be as follows:

Performance Criteria	Payout Multiple Achieved	Payout Percentage Achieved
Average Daily Net Production	—	—%
Reserve Replacement	1.21	17%
Finding and Development Costs	1.21	17%
Debt Compliance	2.00	29%
Lease Operating Expenses plus G&A Expenses	—	—%
Acquisition Reserve Growth	—	—%
MLP Minimum Quarterly Distributions	—	—%
Discretionary Adjustment(1)	—	7%

Performance Factor		70%

(1)
A discretionary adjustment, outside of the Senior Executive Bonus Plan, was made for successful completion of certain key projects during 2013.

        Actual 2013 awards were as follows:

	2013 Annual Incentive Awards
			Actual Award Including Discretionary Adjustment($)
	Target Award (% of Base Salary)	Actual Award (% of Base Salary)
Timothy M. Marquez	170%	119%	$937,125
Edward J. O'Donnell	170%	119%	$843,413
Timothy A. Ficker	120%	84%	$376,857
Terry L. Anderson	80%	56%	$199,449
Mark A. DePuy	80%	56%	$191,100

        Long-Term Incentive Compensation.    We believe the use of long-term incentive compensation based on the value of the equity of Venoco or DPC creates an ownership culture that encourages the long-term performance of Venoco's executive officers.

        2012 Plan.    Certain changes in our long-term incentive programs occurred as a result of the going-private transaction, but the Compensation Committee has generally attempted to replicate the economic effects of the programs in place prior to the transaction to the extent feasible. As part of the terms and conditions of the going private transaction, all then-existing stock options (whether vested or unvested) were extinguished upon the transaction for a cash payment equal to then-existing "spread" inherent in the option (i.e., the excess, if any, of the merger consideration of $12.50 per share and the option exercise price, multiplied by the number of shares subject to the option). All shares of restricted stock were converted into the right to receive cash equal to the merger consideration of $12.50 per share at the time such restricted share otherwise vests according to its terms; however, in the case of an award subject to one or more market-based vesting conditions, it is assumed that those conditions are satisfied at the target level (such rights referred to hereafter as "Rights to Receive" or "RTR units").

        In November 2012, the Venoco Board adopted a new cash-settled long-term incentive plan, known as the Venoco, Inc. 2012 Stock-Based Cash Incentive Plan (the "2012 Plan") to replace the plans that were in place prior to the going private transaction. Under the 2012 Plan, Venoco is authorized to issue cash-settled share appreciation rights ("SARs"), cash-settled restricted share units ("RSUs"), and other cash-settled awards to Venoco's employees, directors and other service providers. Although the awards are issued and settled by Venoco, the awards are measured based on the value of DPC's stock, which the Venoco Board believes is a more appropriate vehicle for measuring and driving long-term stockholder value creation. Because Venoco is no longer publicly traded, it is not practical to use total shareholder return as the performance metric on which these awards vest. Instead, the Compensation Committee decided to have such RSU awards vest based on the achievement of the performance measures used to determine the annual cash bonus payout. Vesting of the RSU awards is subject to a four-year graded vesting schedule (the "Grant Period") such that twenty-five percent (25%) of a long term incentive grant ("LTI Grant") will be eligible for vesting each calendar year on a cumulative basis (i.e., 25% in the first year, 50% in the second year, 75% in the third year, and 100% in the fourth year).

        On each anniversary date of the date of a RSU grant, the officers will vest in and be entitled to receive a cash payment equal to the fair market value of a number of shares of DPC stock equal to the number of restricted share units vesting on such date. The number of restricted share units vesting on any such date is equal to the product of the "Earned Percentage" for that year's grant (defined below) multiplied by the cumulative graded vesting percentage (i.e., 25% on the first anniversary, 50% on the second anniversary, 75% on the third anniversary, and 100% on the fourth anniversary) of such grant, less any amounts previously vested for such grant. The Earned Percentage for any grant is generally the level of attainment of the performance measures used to determine the annual bonuses for the year in which the grant is made. For example, if the performance measures used to determine the annual bonuses for the year in which the grant is made are achieved at 75%, then the Earned Percentage for each year in the Grant Period would equal 75% and, therefore, 75% of the grant eligible for vesting in each year will have been earned and will be paid to the individual on or shortly following each anniversary date (subject to the individual's continued employment through that date). The actual amount payable shall be equal to the number of units vested multiplied by the share price of DPC shares as determined by the most recent independent valuation preceding the vesting date.

        If the performance measures used to determine the annual bonuses for a particular year are greater than 100%, and the Earned Percentage for any prior LTI Grant was less than 100%, then the excess of the current year performance over 100% will be "carried back" to increase the prior LTI Grant's Earned Percentage(s). The excess will be applied first to the LTI Grants in the earliest year in the Grant Period until the Earned Percentage for that year's LTI Grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the earliest year will be applied to the LTI Grant for the second earliest year until the Earned Percentage for that year's grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the second earliest year will be applied to the LTI Grant for the most recent prior year until the Earned Percentage for that year's LTI Grant has been increased to a maximum of 100%. For example (continuing the first example above), if in Year 2 the performance measures are achieved at 115%, then the excess over 100% (i.e., 15%) will be carried back to increase the Earned Percentage for the prior year's LTI Grant to 90%.

        If the performance measure for a year is attained at a level greater than 100%, and after "carrying back" the excess over 100% to increase the Earned Percentage(s) for prior years' LTI Grants to 100%, there continues to be excess, then an amount equal to 50% of the remaining excess will be applied to the current year's LTI Grant and may yield an Earned Percentage for the current year's grant of up to 120%. For example (continuing the example above), if in Year 2 the performance measure is attained at 175%, then the excess of the Year 2 performance over 100% will be carried back to increase the Earned Percentage for the first year's LTI Grant to 100%, and one-half of the remaining excess of 50%

will be applied to increase the Earned Percentage for the current year's grant up to a maximum of 120%. Refer to "Grants of Plan-Based Awards" for LTI Grants made to executive officers in 2013.

        The amount of the 2013 LTI Grants was based on broad based survey information which was evaluated against Venoco's peer group practices with respect to similar awards, after giving consideration to the number of long-term incentive awards already granted to each of Venoco's executives. The number of units granted in 2013 related to performance in 2012, and the Compensation Committee determined that it was appropriate to base the number on an above market deemed value of $20.00 per share.

        As discussed above, the Compensation Committee determined that Venoco achieved its 2013 annual performance metrics at a level of 70% of target. Accordingly, the Earned Percentage for the 2013 RSU LTI Grants is 70%. The tranche of the 2013 LTI RSU Grant that was eligible to vest in 2013 (i.e. 25% of the 2013 LTI Grants) vested at 70% and will be paid in April 2014. For purposes of determining the amount payable per unit, the Compensation Committee had DPC's stock independently valued as of December 31, 2013 and based on such determination will pay out $12.24 per unit. As previously disclosed in our 2012 Form 10-K/A, the 2012 Earned Percentage for the LTI Grants made in 2012 is 104.5%.

        Deferral of Restricted Stock Conversion Payout Amounts.    In early 2013, the Company and each of the named executive officers entered into deferral agreements pursuant to which certain amounts payable in regards to RTR units would not be paid as and when vesting occurred as required by the merger agreement governing the going private transaction, but would instead be paid in early 2014. The deferral agreements were entered into to ease short-term cash flow concerns, and as a result, provide that each executive shall be entitled to receive on the ultimate payment date an additional amount equal to 25% of the amount deferred.

        Venoco made the following deferred payouts in January 2014 to its named executive officers:

Deferred Payouts ($)
Timothy M. Marquez	$7,273,560
Edward J. O'Donnell	$397,094
Timothy A. Ficker	$989,031
Terry L. Anderson	$709,664
Mark A. DePuy	$—

        Employee Stock Ownership Plan.    On December 31, 2012, Venoco and DPC adopted an employee stock ownership plan, a tax-qualified retirement plan pursuant to which all employees of Venoco (including Venoco's executive officers) will generally have the ability to receive contributions that are invested primarily in DPC stock.

Perquisites and Other Compensation

        Venoco has provided, and intends to continue to maintain, relatively modest executive benefits and perquisites for its executive officers. However, the Compensation Committee in its discretion may revise, amend or add to Venoco's executive officers' benefits and perquisites if it deems such action advisable.

Tax and Accounting Implications

        Deductibility of Executive Compensation.    As part of its role, the Compensation Committee historically reviewed and considered the deductibility of executive compensation under Section 162(m) of the Code, which, prior to the going private transaction, made it such that Venoco could not deduct compensation of more than $1.0 million in any tax year that was paid to certain individuals unless certain requirements were satisfied. Effective as of the going private transaction, Section 162(m) should no longer apply to us.

        Accounting for Stock-Based Compensation.    We account for stock-based payments in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

Employment and Other Agreements

        Venoco has employment agreements with each of its executive officers pursuant to which the executive officer will receive benefits if his employment is terminated (other than for misconduct) by Venoco, by the executive officer's death or disability or in certain circumstances following a change in control. These arrangements reinforce and encourage Venoco's executive officers' continued attention and dedication to their duties without the distraction arising from the possibility of a change in control of our company and are intended to facilitate a smooth transition in the event of a change in control of our company. In addition, these arrangements provide Venoco's executive officers with severance to help ease their financial transition from our company. The details and amounts of these benefits are described in "—Executive Officer Compensation in 2013—Potential Payments Upon Termination or Change in Control."

Risk Considerations

        The Compensation Committee and management have reviewed Venoco's compensation policies and practices and believe they encourage prudent business decisions and do not create or encourage excessive risks or risk taking that is reasonably likely to result in a material adverse impact on the Company.

Consideration of Shareholder Advisory Vote on Executive Compensation

        Following the going private transaction, Venoco has not held a shareholder advisory vote on executive compensation.

Compensation Committee Report

        We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the Company, and, based on such review and discussion, have recommended to the Board inclusion of the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Compensation Committee:
Joel L. Reed, Chairman Richard S. Walker

Executive Officer Compensation in 2013

Summary Compensation Table

        The following table summarizes the total compensation paid or earned by Venoco's principal executive officer, Venoco's principal financial officer and Venoco's other executive officers other than the principal executive officer and principal financial officer who were serving as executive officers as of December 31, 2013 (the "named executive officers").

			Bonus
Name and Principal Position	Year	Salary ($)	Discretionary Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(4)	Total ($)
Timothy M. Marquez	2013	$787,500	$93,712	$843,413	$1,388,085	$30,435	$3,143,145
Executive Chairman	2012	$750,000	$150,000	$1,389,750	$2,918,199	$29,900	$5,237,849
	2011	$745,000	$—	$1,279,000	$4,679,448	$28,802	$6,732,250
Edward J. O'Donnell	2013	$708,750	$84,342	$759,071	$827,889	$41,828	$2,421,880
CEO	2012	$520,433	$67,500	$1,250,775	$273,191	$188,917	$2,300,816
	2011	$320,000	$7,240	$277,760	$418,613	$61,557	$1,085,170
Timothy A. Ficker	2013	$448,640	$37,686	$339,171	$423,941	$44,554	$1,293,992
CFO	2012	$427,275	$158,129	$558,876	$552,321	$43,904	$1,704,505
	2011	$405,000	$13,900	$251,100	$874,169	$42,260	$1,586,429
Terry L. Anderson	2013	$356,160	$19,945	$179,504	$212,990	$29,572	$798,171
General Counsel and	2012	$339,200	$141,904	$258,810	$372,418	$31,644	$1,143,976
Secretary	2011	$320,000	$13,600	$198,400	$591,403	$31,580	$1,154,983
Mark A. DePuy	2013	$341,250	$19,110	$171,990	$183,689	$25,609	$741,648
Sr. Vice President-	2012	$325,000	$—	$283,400	$—	$28,236	$636,636
Business Development	2011	$14,792	$—	$—	$173,000	$100,260	$288,052
and Acquisitions(3)

(1)
Amounts shown represent annual incentive bonus awards under the Senior Executive Bonus Plan and related discretionary adjustment, which are discussed in "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses." Amounts for 2013 reflect cash compensation earned in 2013 but not paid until 2014.

(2)
Amounts shown reflect the awards described in "—Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive Compensation." Amounts shown do not reflect compensation actually received by Venoco's executive officers or the actual value that may be recognized by the executive officers with respect to these awards in the future. Instead, the amounts shown are the grant date fair values determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Venoco's audited financial statements included in the Original Filing.

(3)
Mr. DePuy's employment commenced effective December 15, 2011.

(4)
The amounts for 2013 entitled "All Other Compensation" are detailed in the following table:

Name	Qualified Retirement Plan Employer Match ($)	Premium Towards Health Insurance Plans ($)	Premium Towards Life Insurance Plans ($)	Secured Parking Fees ($)	Health Club Dues ($)	Other ($)
Timothy M. Marquez	$—	$23,254	$659	$3,300	$3,222	—	(a)
Edward J. O'Donnell	$14,875	$23,254	$659	$3,040	$—	—
Timothy A. Ficker	$14,875	$23,254	$659	$3,300	$2,466	—
Terry L. Anderson	$14,875	$13,185	$428	$—	$—	1,084
Mark A. DePuy	$—	$17,660	$659	$3,300	$2,725	1,265

(a)
In addition, Venoco currently provides office space it is not using in its Denver, Colorado office to Mr. Marquez's wife and four other persons. Mrs. Marquez, on a volunteer basis, assisted with the coordination of Venoco's charitable giving programs for 2013. Other activities conducted by those persons in that office space include performing services for other charitable institutions and conducting personal business for Mr. and Mrs. Marquez. Because such office space would otherwise be vacant, we believe that the aggregate incremental cost to our company is de minimis.

Grants of Plan-Based Awards

        The following table summarizes grants of plan-based awards under the Senior Executive Bonus Plan and the 2012 Plan to Venoco's named executive officers during 2013 and possible future payouts pursuant to those awards.

											Grant Date Fair Value of Stock and SAR Awards ($)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Incentive Plan Awards(2)
								ESOP Awards: Number of Shares (#)(3)
									SARs: Number of Units (#)(4)	Base Price of SARs ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy M. Marquez	3/31/2013	—	$1,338,750	$2,677,500	—	4,687	5,624	2,253	398,287	$20.00	$1,388,085
Edward J. O'Donnell	3/31/2013	—	$1,204,875	$2,409,750	—	4,125	4,950	2,191	232,119	$20.00	$827,889
Timothy A. Ficker	3/31/2013	—	$538,367	$1,076,734	—	2,292	2,750	2,191	115,748	$20.00	$423,941
Terry L. Anderson	3/31/2013	—	$284,927	$569,854	—	1,613	1,936	2,236	54,171	$20.00	$212,990
Mark A. DePuy	3/31/2013	—	$273,000	$546,000	—	1,499	1,799	2,253	45,639	$20.00	$183,689

(1)
Non-equity incentive awards consist of annual bonuses payable under the Senior Executive Bonus Plan. Amounts reported in the table represent estimates at the beginning of 2013 expected to be paid under performance guidelines established by the Compensation Committee. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses" for a discussion of payment criteria and actual awards paid.

(2)
Amounts shown reflect the RSU awards described in "—Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive Compensation—2013 Long Term Incentive Grants." The awards are subject to vesting requirements as described in that section.

(3)
ESOP units granted to executive officers in 2013 at a grant date fair value of $8.33 per unit.

(4)
SARs granted to executive officers in 2013 at a grant date fair value of $3.34 per unit.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the holdings of all equity-based awards held by Venoco's named executive officers as of December 31, 2013. Each equity-based grant is shown separately for each named executive officer.

					Stock Awards(2)
						Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested($)
					Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(#)
	Option Awards(1)
Name	Number of Units Underlying Options (#) Exercisable	Number of Units Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Timothy M. Marquez	99,572	298,715	$20.00	3/31/2023	532,877	$5,136,135
	728,102	—	$12.50	11/13/2022	—	—
	196,836	65,612	$12.50	11/13/2022	—	—
Edward J. O'Donnell	58,030	174,089	$20.00	3/31/2023	52,374	$567,231
	17,609	5,869	$12.50	11/13/2022	—	—
	57,452	—	$12.50	11/13/2022	—	—
	5,000	—	$12.50	3/26/2019	—	—
Timothy A. Ficker	28,937	86,811	$20.00	3/31/2023	132,557	$1,445,061
	36,771	12,257	$12.50	11/13/2022	—	—
	176,313	—	$12.50	11/13/2022	—	—
	100,000	—	$14.97	3/19/2017	—	—
Terry L. Anderson	13,543	40,628	$20.00	3/31/2023	70,087	$724,456
	24,877	8,292	$12.50	11/13/2022	—	—
	90,375	—	$12.50	11/13/2022	—	—
	77,500	—	$12.50	3/1/2015	—	—
Mark A. DePuy	11,410	34,229	$20.00	3/31/2023	16,252	$202,175
	12,500	12,500	$12.50	12/15/2021	—	—

(1)
Option awards include SARs granted under the 2012 Plan.

(2)
Stock awards include (i) rights-to-receive awards (RTR) issued at $12.50 per unit in replacement of unvested restricted stock outstanding as of the closing of the going private transaction, (ii) 2012 and 2013 LTI Grants in the form of restricted share units, and (iii) ESOP units granted under the ESOP. The RTRs are subject to the original service conditions attached to the unvested restricted stock they replaced. The RTRs will be cash settled upon vesting at $12.50 per unit, and the restricted stock units are cash settled at the fair value of DPC shares.

Option Exercises and Stock Vested

        The following table sets forth SAR exercises that occurred during 2013 as well as RTRs and RSUs held by our named executive officers that vested during fiscal 2013.

	SAR Awards		Stock Awards
Name	Number of Units Exercised	Value Realized on Exercise	Number of Units Vested	Value Realized on Vesting
Timothy M. Marquez	—	$—	814,937	$11,308,617
Edward J. O'Donnell	—	$—	59,028	$786,100
Timothy A. Ficker	—	$—	143,172	$1,924,470
Terry L. Anderson	—	$—	102,153	$1,375,778
Mark A. DePuy	—	$—	6,250	$78,125

Pension Benefits

        Neither Venoco nor DPC had any tax-qualified defined benefit plans or supplemental executive retirement plans in 2013 that provided for payments or other benefits to their executive officers in connection with their retirement.

Non-Qualified Defined Contribution and Other Deferred Compensation Plans

        Neither Venoco nor DPC had any non-qualified defined contribution plan or other deferred compensation plans in 2013 that provided for payments or other benefits to their executive officers.

Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation

        The table below reflects estimated amounts of compensation payable by Venoco to each of its named executive officers upon their termination of employment with Venoco. The amounts shown assume that such termination was effective as of December 31, 2013, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to Venoco's executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer's termination.

        Regardless of the manner in which an executive officer terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

  •
  non-equity incentive compensation earned during the fiscal year, to the extent vested;

  •
  long-term incentive awards, to the extent vested (if an executive officer is terminated for misconduct, SARs, whether vested or unvested, are generally cancelled at the date of termination);

  •
  amounts contributed and vested under Venoco's qualified retirement plans; and

  •
  unused vacation pay.

        If Venoco terminates an executive officer's employment for a reason other than change in control, death, disability or such executive officer's misconduct, then Venoco will pay him a lump sum in cash equal to two times the sum of (i) his base compensation and (ii) an amount equal to the greater of a specified dollar amount or the highest incentive award paid or payable during the three years preceding his termination of employment.

        However, if Venoco terminates an executive officer's employment for a reason relating to a change in control of Venoco, his death or disability, or if he terminates employment for good reason in conjunction with a change in control, then such executive officer will receive:

  •
  a cash lump-sum payment equal to three times the sum of:

  •
  the executive officer's base salary;

  •
  an amount equal to the highest incentive award paid or payable to the executive officer under Venoco's incentive compensation plans during the current year and the three years prior to termination; and

  •
  an amount equal to the maximum contribution allowed under Venoco's qualified retirement plan; and

  •
  life, disability, accident and group health insurance benefits for the 36-month period following the executive officer's termination, except that such premiums charged to the executive officer cannot exceed the premiums he paid while an active employee of Venoco, and if any benefit is taxable to him, Venoco will make him whole on a net after-tax basis; and

  •
  the opportunity to cancel all of his outstanding share-based awards then held by him for a lump sum in cash equal to the sum of the value of all such awards, calculated as though all required goals had been achieved.

        A "change in control" of Venoco is generally deemed to occur under the employment agreements if (i) any person or group other than Timothy Marquez (or a member of his family) becomes a beneficial owner of more than 50% of Venoco's voting stock, (ii) Venoco's stockholders approve a plan to liquidate Venoco or to sell all or substantially all of Venoco's assets or (iii) Mr. Marquez (together with members of his family) is no longer the largest beneficial owner of Venoco's voting securities and is no longer Venoco's CEO or Chairman. The completion of the going private transaction was not deemed a change in control for purposes of the employment agreements.

Name	Event	Cash Severance Payment ($)	Cashout of Stock-Based Awards/Accelerated Vesting ($)(1)	Continuation of Medical/Welfare Benefits (present value) ($)	Total ($)
Timothy M. Marquez	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$4,354,500	$—	$—	$4,354,500
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$6,584,250	$11,336,467	$72,756	$17,993,473
Edward J. O'Donnell	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$3,954,050	$—	$—	$3,954,050
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$5,931,075	$825,204	$72,756	$6,829,035
Timothy A. Ficker	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$2,105,918	$—	$—	$2,105,918
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$3,158,877	$2,203,873	$72,756	$5,435,506
Terry L. Anderson	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$1,390,818	$—	$—	$1,390,818
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$2,086,227	$1,269,338	$41,393	$3,396,958
Mark A. DePuy	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$1,284,300	$—	$—	$1,284,300
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$1,926,450	$168,737	$55,703	$2,150,890

(1)
Under the applicable employment agreements with Venoco's executive officers, each has a right in certain instances relating to termination of employment to require us to cancel all his outstanding stock based awards in exchange for a lump sum amount of cash equal to the "spread" inherent in each SAR and the value of each RSU outstanding, calculated as though all required goals had been achieved. The amounts shown also reflect where applicable the assumed value of awards vested following an involuntary termination not for misconduct.

(2)
The employment agreements do not specify a particular period in which a termination, or resignation for good reason, must occur following a change in control for the amounts shown to be payable, but we believe that such termination or resignation would have to occur within a reasonable time following the change in control. A termination or resignation in the six month period preceding a change in control event can also result in the amounts shown becoming payable in certain circumstances.

Director Compensation

        Venoco uses a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Venoco Board. Cash payments to Venoco's directors for service during 2012 and 2013 are summarized in the following table. Mr. Marquez is DPC's sole director and receives no compensation for his services in that capacity, or for his service on Venoco's Board.

	2012	2013
Annual Retainer	$45,000	$55,000
Board Meeting Fees	$2,000	$1,500
Committee Meeting Fees	$1,500	$1,000
Lead Director	$10,000	$10,000
Audit Committee Chair	$15,000	$17,500
Audit Committee Members	$5,000	$5,000
Compensation Committee Chair	$12,000	$15,000
Compensation Committee Members	$2,500	$4,000
Special Committee Chair (per month)	$20,000	$—
Special Committee Members (per month)	$10,000	$—

        In some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter. Directors who are Venoco's employees receive no compensation for their services as director.

Director Summary Compensation Table

        The following table summarizes the compensation earned by Venoco's non-employee directors during 2013.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards Grant Date Fair Value ($)(2)	SARs Grant Date Fair Value ($)(3)	Total ($)
Joel L. Reed	$107,000	$10,154	$47,318	$164,472
Richard Walker	$98,000	$10,154	$47,318	$155,472

(1)
Mr. Marquez is not included in this table because he is an employee and therefore receives no compensation for his services as a director. The compensation received by Mr. Marquez as an employee is shown in "—Executive Officer Compensation in 2013—Summary Compensation Table."

(2)
Non-employee directors were granted 1,219 performance based RSUs in 2013 at a grant date fair value of $8.33 per unit.

(3)
Non-employee directors were granted 14,167 SARs in 2013 at a grant date fair value of $3.34 per unit.

Compensation Committee Interlocks and Insider Participation

        Neither Venoco nor DPC had any compensation committee interlocks with any entity in 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        At December 31, 2013, all of the Company's share based awards are settled solely in cash.

Security Ownership of Certain Beneficial Owners and Management

        Mr. Marquez and his wife Bernadette Marquez own, through a family trust (the "Marquez Trust"), approximately 94% of the outstanding shares of DPC. A foundation controlled by Mr. and Mrs. Marquez (the "Marquez Foundation") owns an additional 2% of such common stock. Venoco's sole stockholder of record is DPC. Because Mr. and Mrs. Marquez control DPC, they may be deemed to beneficially own all of Venoco's outstanding common stock under applicable SEC rules. The business address of Mr. and Mrs. Marquez is c/o Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Board has determined that, other than Mr. Marquez, each member of the Venoco Board is independent under the Categorical Standards. See "Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence and Categorical Standards."

Transactions with Related Persons

Policy Regarding Related Person Transactions

        The Audit Committee of the Venoco Board has adopted a written policy regarding the review and approval of transactions between Venoco and any "related person." Under the policy, related persons include Venoco's directors and executive officers, holders of five percent or more of Venoco's common stock, immediate family members of any of those persons and any entities in which any of the foregoing persons hold a significant interest. The policy applies to any "related person transaction," which is generally defined as any transaction involving Venoco and a related person where the amount involved exceeds $20,000, subject to some exceptions, including for (i) transactions in which the interest of the related person arises solely from his or her ownership of Venoco's common stock and all stockholders participate in the transaction on a pro rata basis and (ii) compensation-related transactions that are approved or recommended by the Compensation Committee of Venoco's Board.

        The policy provides that when a related person transaction is proposed, the Audit Committee will consider all material information relating to the transaction and the related person's relationship with Venoco, and will approve the transaction only if it is in, or not inconsistent with, the best interests of Venoco and its stockholders to do so. In circumstances where it is not practicable or desirable to wait until the next Audit Committee meeting, the Chairman of the committee may review the transaction, applying the same standard. In the event Venoco's CEO, CFO or General Counsel becomes aware of a related person transaction that was not previously approved or ratified under the policy, the Audit Committee (or the Chairman) will review the transactions and evaluate all available options, including ratification, amendment, termination or rescission of the transaction. Except as otherwise indicated, each of the transactions described in "—Related Transactions" were reviewed and approved pursuant to the policy.

Related Transactions

        Office Building Lease.    Venoco previously leased an office building from 6267 Carpinteria Avenue, LLC, an entity owned by the Marquez Trust, for a term through 2019. In addition to rent payments, Venoco was also responsible for reimbursing 6267 Carpinteria Avenue, LLC for certain building operating expenses. Venoco paid approximately $0.2 million to 6267 Carpinteria Avenue, LLC in rent payments pursuant to the lease in 2013. The Audit Committee reviewed and approved the 2013 payments pursuant to the policy. In March 2013, the building was sold to an independent third party and the lease terms were modified at closing under similar terms through 2023.

        Aircraft Lease Agreement.    In 2011, Venoco entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. Venoco incurred approximately $0.7 million of costs related to the agreement in both 2012 and 2013.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Principal Accountants

        The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young LLP by Venoco and DPC for the 2012 and 2013 fiscal years.

	2012	2013
Audit fees(1)	$596,000	$586,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	139,610	188,000

Total	$735,610	$774,500

(1)
Audit fees include fees for the year-end audit and related quarterly reviews, issuance of comfort letters and consents.

Audit Committee Pre-Approval Policy

        The charter of the Audit Committee of Venoco's Board includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and permissible non-audit services, subject to any exception under Section 10A of the Exchange Act and the rules promulgated thereunder. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full committee at its next scheduled meeting. All of the services described in "Fees Paid to Principal Accountants" were approved by the Audit Committee pursuant to its pre-approval policies as in effect as of the relevant times.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Exhibits

Exhibits	Description
31.1	Certificate of Principal Executive Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Principal Executive Officer Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Principal Financial Officer of Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer of Venoco, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Executive Officer and Principal Financial Officer of Denver Parent Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
	Name:	Edward J. O'Donnell
	Title:	Chief Executive Officer
	Date:	April 11, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. O'DONNELL Edward J. O'Donnell	Chief Executive Officer (Principal Executive Officer)	April 11, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	April 11, 2014
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	April 11, 2014
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Director	April 11, 2014
/s/ JOEL L. REED Joel L. Reed	Director	April 11, 2014
/s/ RICHARD S. WALKER Richard S. Walker	Director	April 11, 2014

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
	Date:	April 11, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chief Executive Officer (Principal Executive Officer); Sole Director	April 11, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2014