Form 10-Q
period 2014-03-31
DENVER PARENT Corp; Venoco, Inc.
filed 2014-05-15
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:
Venoco, Inc. 333-123711
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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Venoco, Inc.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Denver Parent Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Venoco, Inc.	YES ☐	NO ☒
Denver Parent Corporation	YES ☐	NO ☒

         As of May 14, 2014, there were 30,150,933 shares of common stock Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity and Venoco's future ability to pay cash dividends and its compliance with covenants under its revolving credit agreement. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

  •
  changes in oil prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks relating to the concentration of our properties in a limited number of areas in California;

  •
  risks related to our indebtedness and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

  •
  our ability to replace reserves;

  •
  risks arising out of our hedging transactions;

  •
  our inability to access markets due to operational impediments;

  •
  uninsured or underinsured losses in, or operational problems affecting, our operations;

  •
  inaccuracy in reserve estimates and expected production rates;

  •
  risks associated with litigation, arbitration or other legal proceedings that we are involved in, including the costs of participating in those proceedings and the risk of adverse outcomes;

  •
  exploitation, development and exploration results, including in the onshore Monterey shale, where our results will depend on, among other things, our ability to identify productive intervals and drilling and completion techniques necessary to achieve commercial production from those intervals;

  •
  the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

  •
  our ability to manage expenses, including expenses associated with asset retirement obligations;

  •
  a lack of available capital and financing, including as a result of a reduction in the borrowing base under Venoco's revolving credit facility;

  •
  the potential unavailability of drilling rigs and other field equipment and services;

  •
  the existence of unanticipated liabilities or problems relating to acquired businesses or properties;

  •
  difficulties involved in the integration of operations we have acquired or may acquire in the future;

  •
  the effect of any business combination, joint venture or other significant transaction we may pursue or have pursued, or the costs of litigation related thereto, and purchase price or other adjustments in connection with such transactions that may be unfavorable to us;

  •
  factors affecting the nature and timing of our capital expenditures;

  •
  the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico, from the Dodd-Frank Wall Street Reform and Consumer Protection Act or its implementing regulations and from regulations relating to greenhouse gas emissions;

  •
  delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;

  •
  environmental liabilities;

  •
  loss of senior management or technical personnel;

  •
  natural disasters, including severe weather;

  •
  acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

  •
  risk factors discussed in this report; and

  •
  other factors, many of which are beyond our control.

  Explanatory Note

        This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in the Financial Statements section.

        We operate DPC and Venoco as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of DPC and Venoco provides the following benefits:

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended March 31, 2014

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$16,822	$17,336	$21,420
Accounts receivable	23,737	18,712	23,780	18,609
Inventories	5,166	4,735	5,166	4,735
Other current assets	4,587	3,428	4,595	3,477
Commodity derivatives	340	523	340	523

Total current assets	34,658	44,220	51,217	48,764

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,991,644	2,017,980	1,991,644	2,017,980
Unproved	12,939	12,415	12,939	12,415
Accumulated depletion	(1,357,927)	(1,368,520)	(1,357,927)	(1,368,520)

Net oil and gas properties	646,656	661,875	646,656	661,875
Other property and equipment, net of accumulated depreciation and amortization of $14,859 and $15,441 at December 31, 2013 and March 31, 2014, respectively	15,973	15,511	15,973	15,511

Net property, plant and equipment	662,629	677,386	662,629	677,386

OTHER ASSETS:
Deferred loan costs	11,742	10,958	17,046	16,046
Other	5,827	5,611	5,827	5,611

Total other assets	17,569	16,569	22,873	21,657

TOTAL ASSETS	$714,856	$738,175	$736,719	$747,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,966	$36,161	$33,017	$36,193
Interest payable	17,408	6,026	29,133	6,989
Commodity derivatives	13,464	10,135	13,464	10,135
Share-based compensation	20,723	5,263	20,723	5,263

Total current liabilities	84,561	57,585	96,337	58,580

LONG-TERM DEBT	705,000	747,000	953,501	998,827
COMMODITY DERIVATIVES	10,601	8,493	10,601	8,493
ASSET RETIREMENT OBLIGATIONS	35,982	37,627	35,982	37,627
SHARE-BASED COMPENSATION	16,721	18,231	16,721	18,231

Total liabilities	852,865	868,936	1,113,142	1,121,758

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2013 and March 31, 2014; 30,150,933 DPC shares issued and outstanding at December 31, 2013 and March 31, 2014)	299	299	301	301
Additional paid-in capital	283,488	285,088	72,272	73,872
Retained earnings (accumulated deficit)	(421,796)	(416,148)	(448,996)	(448,124)

Total stockholders' equity	(138,009)	(130,761)	(376,423)	(373,951)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,856	$738,175	$736,719	$747,807

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
REVENUES:
Oil and natural gas sales	$85,959	$62,538	$85,959	$62,538
Other	1,304	459	1,304	459

Total revenues	87,263	62,997	87,263	62,997
EXPENSES:
Lease operating expense	18,531	19,468	18,531	19,468
Property and production taxes	1,127	1,736	1,127	1,736
Transportation expense	38	57	38	57
Depletion, depreciation and amortization	11,572	11,176	11,572	11,176
Accretion of asset retirement obligations	656	667	656	667
General and administrative, net of amounts capitalized	14,975	8,662	14,975	8,916

Total expenses	46,899	41,766	46,899	42,020

Income from operations	40,364	21,231	40,364	20,977
FINANCING COSTS AND OTHER:
Interest expense, net	18,854	12,940	23,804	21,123
Amortization of deferred loan costs	1,113	833	1,365	1,077
Loss on extinguishment of debt	21,297	—	21,297	—
Commodity derivative losses (gains), net	3,343	(2,095)	3,343	(2,095)

Total financing costs and other	44,607	11,678	49,809	20,105

Income (loss) before income taxes	(4,243)	9,553	(9,445)	872
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$(4,243)	$9,553	$(9,445)	$872

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	29,936	$299	$283,488	$(421,796)	$(138,009)
Excess of share-based compensation expense recognized over payments made	—	—	1,600	—	1,600
Dividend to DPC	—	—	—	(3,905)	(3,905)
Net income (loss)	—	—	—	9,553	9,553

BALANCE AT MARCH 31, 2014	29,936	$299	$285,088	$(416,148)	$(130,761)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	30,151	$301	$72,272	$(448,996)	$(376,423)
Excess of share-based compensation expense recognized over payments made	—	—	1,600	—	1,600
Net income (loss)	—	—	—	872	872

BALANCE AT MARCH 31, 2014	30,151	$301	$73,872	$(448,124)	$(373,951)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,243)	$9,553	$(9,445)	$872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	11,572	11,176	11,572	11,176
Accretion of asset retirement obligations	656	667	656	667
Share-based compensation	—	1,600	—	1,600
Interest paid-in-kind	—	—	4,950	3,065
Amortization of deferred loan costs	1,113	833	1,365	1,077
Loss on extinguishment of debt	21,297	—	21,297	—
Amortization of bond discounts and other	360	—	360	261
Unrealized commodity derivative (gains) losses and amortization of premiums	(11,274)	(5,620)	(11,274)	(5,620)
Changes in operating assets and liabilities:
Accounts receivable	(825)	5,025	(825)	5,171
Inventories	(295)	431	(295)	431
Other current assets	609	1,123	609	1,058
Other assets	(1,217)	216	(1,265)	216
Accounts payable and accrued liabilities	(22,274)	(6,767)	(22,226)	(17,548)
Share-based compensation liabilities	(752)	(13,950)	(752)	(13,950)
Net premiums paid on derivative contracts	(1,494)	—	(1,494)	—

Net cash provided by (used in) operating activities	(6,767)	4,287	(6,767)	(11,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(28,574)	(26,182)	(28,574)	(26,182)
Acquisitions of oil and natural gas properties	(26)	(16)	(26)	(16)
Expenditures for other property and equipment	(1,631)	(177)	(1,631)	(177)
Proceeds from sale of oil and natural gas properties	91,372	—	91,372	—

Net cash provided by (used in) investing activities	61,141	(26,375)	61,141	(26,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	250,000	97,000	250,000	97,000
Principal payments on long-term debt	(347,000)	(55,000)	(347,000)	(55,000)
Premium for early retirement of debt	(9,450)	—	(9,450)	—
Payments for deferred loan costs	(1,090)	(13)	(1,090)	(17)
Going private share repurchase costs	(9)	—	(9)	—
Dividend to DPC	—	(3,905)	—	—

Net cash provided by (used in) financing activities	(107,549)	38,082	(107,549)	41,983

Net (decrease) increase in cash and cash equivalents	(53,175)	15,994	(53,175)	4,084
Cash and cash equivalents, beginning of period	53,818	828	54,318	17,336

Cash and cash equivalents, end of period	$643	$16,822	$1,143	$21,420

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$32,211	$24,322	$32,211	$39,941
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(8,227)	$80	$(8,227)	$80
Write off of deferred loan costs related to refinancing of notes	$5,961	$—	$5,961	$—

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations    Denver Parent Corporation, a Delaware corporation ("DPC"), was formed in January 2012 for the purpose of acquiring all of the outstanding common stock of Venoco, Inc., a Delaware corporation ("Venoco"), in a transaction referred to as the "going private transaction". The going private transaction was completed in October 2012. DPC has no operations and no material assets other than 100% of the common stock of Venoco. Venoco is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

        Basis of Presentation    In 2011, Venoco's board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. On October 3, 2012, Mr. Marquez and certain of his affiliates, including DPC, completed the going private transaction and acquired all of the outstanding stock of Venoco. As a result, Venoco's common stock is no longer publicly traded and Venoco is a wholly owned subsidiary of DPC. DPC is majority-owned and controlled by Mr. Marquez and his affiliates.

        This Quarterly Report on Form 10-Q is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

        The unaudited condensed consolidated financial statements include the accounts of DPC and its subsidiaries, and Venoco and its subsidiaries. All such subsidiaries are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in the financial statements. The Annual Report on Form 10-K for the year ended December 31, 2013 for Venoco and DPC includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates.

        Liquidity    Venoco recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. The Company was in compliance with all debt covenants at March 31, 2014. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility, which become more restrictive over time, has increased debt-related risks. These include risks that the Company may default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices, operational risks and economic conditions. Due to various operational and commodity pricing risks, there can be no assurances that Venoco will remain in compliance with its debt to EBITDA covenant or other financial covenants in its debt agreements. If we are unable to comply with the covenants in our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Further, in late April 2014, Venoco experienced a failure of an electric submersible pump at one of its producing wells in the Sockeye field. This well produces approximately 250 BOE per day. In order to repair the well, we had to utilize personnel from Platform Holly in the South Ellwood field, who are part of the crew assigned to drill our Coal Oil Point well. As a result, we were forced to suspend drilling the Coal Oil Point well. The Sockeye well was repaired and returned to production on May 9th, and drilling operations resumed on the Coal Oil Point well on May 11 after an approximately 10 day suspension. As a result of these operational matters, Venoco's projected compliance with the debt to EBITDA covenant in its revolving credit facility is narrow, particularly at the end of the third quarter of 2014.

        Income Taxes    The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

        As of December 31, 2013, DPC and Venoco have net operating loss carryovers ("NOLs") for federal income tax purposes of $502 million and $457 million, respectively. DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were a key consideration that led each of Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2013 and March 31, 2014, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

        Recently Issued Accounting Standards    In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have a significant impact on the Company's consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014
Revolving credit agreement due March 2016	$205,000	$247,000	$205,000	$247,000
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
12.25% / 13.00% senior PIK toggle notes due August 2018	—	—	248,501	251,827

Total long-term debt	705,000	747,000	953,501	998,827
Less: current portion of long-term debt	—	—	—	—

Long-term debt, net of current portion	$705,000	$747,000	$953,501	$998,827

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of March 31, 2014.

        Venoco Revolving Credit Facility.    Venoco is party to a fifth amended and restated credit agreement which governs its revolving credit facility. The credit facility has a maximum size of $500 million and a maturity date of March 31, 2016. The borrowing base, which is subject to redetermination twice each year, and may be redetermined at other times at Venoco's request or at the request of the lenders, is currently $280 million. The credit facility is secured by a first priority lien on substantially all of Venoco's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of those subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures Venoco's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict Venoco's ability to incur indebtedness and financial covenants that require Venoco to maintain specified ratios of current assets to current liabilities, debt to EBITDA, secured debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures Venoco can incur related to the onshore Monterey when the debt to EBITDA ratio exceeds 3.75 to 1.00. In April 2014, the Company entered into an amendment to the revolving credit

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. LONG-TERM DEBT (Continued)

agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base under the facility increased from $270 million to $280 million.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of May 13, 2014, Venoco had $252 million outstanding on the facility and had available borrowing capacity of $24.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. Venoco paid cash dividends of $3.9 million and $15.8 million to DPC in February 2014 and September 2013, respectively.

        Venoco 8.875% Senior Notes.    In February 2011, Venoco issued $500 million in 8.875% senior notes due in February 2019 at par. The notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. The August 2014 interest payment will be paid 25% in cash and 75% PIK interest. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively,"PIK interest"). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        The Company was in compliance with all debt covenants at March 31, 2014.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        Commodity Derivative Agreements.    The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions. The Company may use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Realized commodity derivative losses (gains)	$14,617	$3,525
Amortization of commodity derivative premiums	949	1,204
Unrealized commodity derivative losses (gains) for changes in fair value	(12,223)	(6,824)

Commodity derivative losses (gains), net	$3,343	$(2,095)

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company unwound all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. In February 2013, the Company unwound 25%, or 975 barrels per day, of oil basis swaps, incurring a realized loss of $2.1 million. The total amount paid to settle derivative contracts in the first quarter of 2013 was $5.9 million.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At March 31, 2014, the balance of unamortized net derivative premiums paid was $7.3 million, of which $3.6 million and $3.7 million will be amortized in 2014 and 2015, respectively.

        The aggregate economic effects of the Company's derivative contracts as of March 31, 2014 are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent") (oil) or Henry Hub (natural gas).

	Oil (Brent)		Natural Gas (Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59	2,000	$4.35/$5.01
Puts	575	$90.00
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
Puts		—
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 are summarized below. The net fair value of the Company's derivatives changed by $5.6 million from a net liability of $23.7 million at December 31, 2013 to a net liability of $18.1 million at March 31, 2014, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2014. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2013	March 31, 2014
Current Assets—Commodity derivatives:
Oil derivative contracts	340	474
Gas derivative contracts	—	49

	340	523

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(13,464)	(10,135)

Noncurrent Liabilities—Commodity derivatives:
Oil derivative contracts	(10,601)	(8,493)

Net derivative asset (liability)	$(23,725)	$(18,105)

4. ASSET RETIREMENT OBLIGATIONS

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014
Asset retirement obligations at beginning of period	$43,319	$38,182
Revisions of estimated liabilities	(332)	(594)
Liabilities incurred or acquired	—	72
Liabilities settled or disposed	(3,834)	—
Accretion expense	656	667

Asset retirement obligations at end of period	39,809	38,327
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,200)	(700)

Long-term asset retirement obligations	$37,609	$37,627

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS

        The Company has granted cash settlement or liability awards to officers, directors and certain employees of the Company including rights-to-receive awards (RTR), restricted share unit awards (RSUs), share appreciation rights (SARs) and ESOP restricted share units. The Company measures its liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are compensation cost of the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

        The following table summarizes the Company's share-based compensation liability at (in thousands):

March 31, 2014
Share-based compensation liability at beginning of period	$37,444
Total share-based compensation costs	3,099
Payouts	(15,449)
Excess of share-based compensation expense recognized over payments made	(1,600)

Share-based compensation liability at end of period	23,494
Less: current share-based compensation liability	(5,263)

Long-term share-based compensation liability	$18,231

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2013			March 31, 2014
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$16,516	$—	$16,516	$554	$—	$554
Restricted share units	3,067	1,953	5,020	3,368	2,229	5,597
Share appreciation rights	1,140	14,144	15,284	1,341	15,176	16,517
ESOP	—	624	624	—	826	826

Total share-based compensation liability	$20,723	$16,721	$37,444	$5,263	$18,231	$23,494

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
General and administrative expense	$7,645	2,645
Oil and natural gas production expense	634	454

Total share-based compensation costs	8,279	3,099
Less: share-based compensation costs capitalized	(1,830)	(857)

Share-based compensation expense, net	$6,449	$2,242

        As of March 31, 2014, there was $26.8 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.75 years.

        The following summarizes the Company's cash settlement awards granted during the three months ended March 31, 2014:

			Restricted Share Units		Share Appreciation Rights		Employee Stock Ownership Plan
	Rights to Receive
				Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value
	Units	Cash Value	Units		Units		Units
Outstanding, start of period	1,241,264	$12.50	778,065	$8.33	4,345,594	$3.52	196,679	$8.33
Granted	—	$—	147,802	$12.24	1,411,772	$7.42	146,525	$12.24
Vested or exercised	(1,080,863)	$12.50	—	$—	—	$—	—	$—
Cancelled and other	(2,503)	$12.50	(9,866)	$8.33	(54,184)	$5.68	(6,383)	$8.33

Outstanding, end of period	157,898		916,001		5,703,182		336,821

Exercisable, end of period					3,187,852

        Additional information related to SARs outstanding at March 31, 2014 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$8.33	556,611	6.0	$8.33	168,722	6.0	$8.33
$12.24	1,411,772	7.0	$12.24	78,826	7.0	$12.24
$12.50	999,459	5.0	$12.50	993,798	5.0	$12.50
$12.51 - $20.00	2,735,340	5.7	$16.46	1,946,506	5.7	$16.46

	5,703,182	6.0	$13.93	3,187,852	6.0	$13.93

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The Company's units have characteristics significantly different from those of traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the units would realize if traded in the market.

        The following assumptions were used to compute the grant date fair value of SARs outstanding at:

	December 31, 2013	March 31, 2014
Expected lives	0.5 - 6.0 years	0.5 - 7.0 years
Risk free interest rates	0.10% - 2.10%	0.07% - 2.30%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

6. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. The FASB has established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2014 (in thousands).

	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Commodity derivative contracts	$—	$523	$—	$523
Commodity derivative contracts	—	(18,628)	—	(18,628)
Share-based compensation	—	—	(22,940)	(22,940)

        The Company's commodity derivative instruments consist primarily of swaps, collars and option contracts for oil. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. FAIR VALUE MEASUREMENTS (Continued)

relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

        Share-based compensation.    The Company's current share-based compensation liability includes a liability for restricted share unit awards (RSUs), share appreciation rights (SARs) and employee stock ownership plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company's estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company's operations and reserve characteristics. While some inputs to the Company's calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company's own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Three Months Ended March 31,
	2013	2014
Fair value liability, beginning of period	$(3,091)	$(20,928)
Transfers into Level 3(1)	(4,036)	(2,249)
Transfers out of Level 3(2)	24	242
Change in fair value of Level 3	(1,551)	(5)

Fair value liability, end of period	$(8,654)	$(22,940)

(1)
The transfers into Level 3 liability during the first quarter of 2014 and 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first quarter of 2014 and 2013 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. FAIR VALUE MEASUREMENTS (Continued)

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of Venoco's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair value of the senior notes and senior PIK toggle notes listed in the tables below were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2013		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$205,000	$205,000	$247,000	$247,000
8.875% senior notes	500,000	490,000	500,000	506,250
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	248,501	244,773	251,827	254,345

7. CONTINGENCIES

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against Venoco, certain other energy companies, the City of Beverly Hills (the "City") and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to 2005 (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 Venoco entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against it were dismissed with prejudice.

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are without merit. Based on information known to Venoco, it does not believe that it is probable that the indemnity claims will result in a material judgment against it. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011, Timothy Marquez, the then- Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, three lawsuits were filed in the Delaware Court of Chancery in September 2011

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. CONTINGENCIES (Continued)

against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware (three in January and two in February) and three suits were filed in federal court in Colorado (two in January and one in February) naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in 2015.

        Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. In May 2014 Venoco filed an opposition to Denbury's petition and requested that the Texas District Court confirm the arbitration award. A hearing on the matter is set for June 2014. Venoco believes that the court will uphold the arbitration award.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of Venoco other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, Venoco's obligations under its 8.875% senior notes (and, until October 2013, under its 11.50% senior notes). Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2014. All Guarantors are 100% owned by Venoco. Presented below are Venoco's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC's 12.25%/13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$—	$—	$—	$828
Accounts receivable	22,593	113	1,031	—	23,737
Inventories	5,166	—	—	—	5,166
Other current assets	4,587	—	—	—	4,587
Commodity derivatives	340	—	—	—	340

TOTAL CURRENT ASSETS	33,514	113	1,031	—	34,658

PROPERTY, PLANT & EQUIPMENT, NET	827,796	(184,250)	19,083	—	662,629
INVESTMENTS IN AFFILIATES	558,630	—	—	(558,630)	—
OTHER	17,509	60	—	—	17,569

TOTAL ASSETS	1,437,449	(184,077)	20,114	(558,630)	714,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	32,966	—	—	—	32,966
Interest payable	17,408	—	—	—	17,408
Commodity and interest derivatives	13,464	—	—	—	13,464
Share-based compensation	20,723	—	—	—	20,723

TOTAL CURRENT LIABILITIES:	84,561	—	—	—	84,561

LONG-TERM DEBT	705,000	—	—	—	705,000
COMMODITY AND INTEREST DERIVATIVES	10,601	—	—	—	10,601
ASSET RETIREMENT OBLIGATIONS	33,707	1,525	750	—	35,982
SHARE-BASED COMPENSATION	16,721	—	—	—	16,721
INTERCOMPANY PAYABLES (RECEIVABLES)	724,832	(654,209)	(70,659)	36	—

TOTAL LIABILITIES	1,575,422	(652,684)	(69,909)	36	852,865

TOTAL STOCKHOLDERS' EQUITY	(137,973)	468,607	90,023	(558,666)	(138,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,437,449	$(184,077)	$20,114	$(558,630)	$714,856

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,822	$—	$—	$—	$16,822
Accounts receivable	18,084	111	517	—	18,712
Inventories	4,735	—	—	—	4,735
Prepaid expenses and other current assets	3,428	—	—	—	3,428
Commodity derivatives	523	—	—	—	523

TOTAL CURRENT ASSETS	43,592	111	517	—	44,220

PROPERTY, PLANT & EQUIPMENT, NET	842,795	(184,284)	18,875	—	677,386
INVESTMENTS IN AFFILIATES	561,116	—	—	(561,116)
OTHER	16,509	60	—	—	16,569

TOTAL ASSETS	1,464,012	(184,113)	19,392	(561,116)	738,175

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	36,161	—	—	—	36,161
Interest payable	6,026	—	—	—	6,026
Commodity and interest derivatives	10,135	—	—	—	10,135
Share-based compensation	5,263	—	—	—	5,263

TOTAL CURRENT LIABILITIES:	57,585	—	—	—	57,585

LONG-TERM DEBT	747,000	—	—	—	747,000
COMMODITY AND INTEREST DERIVATIVES	8,493	—	—	—	8,493
ASSET RETIREMENT OBLIGATIONS	35,311	1,556	760	—	37,627
SHARE-BASED COMPENSATION	18,231	—	—	—	18,231
INTERCOMPANY PAYABLES (RECEIVABLES)	728,117	(654,523)	(73,630)	36	—

TOTAL LIABILITIES	1,594,737	(652,967)	(72,870)	36	868,936

TOTAL STOCKHOLDERS' EQUITY	(130,725)	468,854	92,262	(561,152)	(130,761)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,464,012	$(184,113)	$19,392	$(561,116)	$738,175

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$85,649	$310	$—	$—	$85,959
Other	709	—	3,271	(2,676)	1,304

Total revenues	86,358	310	3,271	(2,676)	87,263

EXPENSES:
Lease operating expense	17,887	12	632	—	18,531
Property and production taxes	1,127	—	—	—	1,127
Transportation expense	2,618	3	—	(2,583)	38
Depletion, depreciation and amortization	11,339	26	207	—	11,572
Accretion of asset retirement obligations	618	28	10	—	656
General and administrative, net of amounts capitalized	14,931	—	137	(93)	14,975

Total expenses	48,520	69	986	(2,676)	46,899

Income from operations	37,838	241	2,285	—	40,364

FINANCING COSTS AND OTHER:
Interest expense, net	19,982	—	(1,128)	—	18,854
Amortization of deferred loan costs	1,113	—	—	—	1,113
Loss on extinguishment of debt	21,297	—	—	—	21,297
Commodity derivative losses (gains), net	3,343	—	—	—	3,343

Total financing costs and other	45,735	—	(1,128)	—	44,607

Equity in subsidiary income	2,267	—	—	(2,267)	—

Income (loss) before income taxes	(5,630)	241	3,413	(2,267)	(4,243)
Income tax provision (benefit)	(1,387)	90	1,297	—	—

Net income (loss)	$(4,243)	$151	$2,116	$(2,267)	$(4,243)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$62,213	$325	$—	$—	$62,538
Other	115	—	1,818	(1,474)	459

Total revenues	62,328	325	1,818	(1,474)	62,997

EXPENSES:
Lease operating expense	18,780	18	670	—	19,468
Production and property taxes	1,736	—	—	—	1,736
Transportation expense	1,435	3	—	(1,381)	57
Depletion, depreciation and amortization	10,942	26	208	—	11,176
Accretion of asset retirement obligations	625	31	11	—	667
General and administrative, net of amounts capitalized	8,631	—	124	(93)	8,662

Total expenses	42,149	78	1,013	(1,474)	41,766

Income (loss) from operations	20,179	247	805	—	21,231
FINANCING COSTS AND OTHER:
Interest expense, net	14,374	—	(1,434)	—	12,940
Amortization of deferred loan costs	833	—	—	—	833
Commodity derivative losses (gains), net	(2,095)	—	—	—	(2,095)

Total financing costs and other	13,112	—	(1,434)	—	11,678

Equity in subsidiary income	1,541	—	—	(1,541)	—

Income (loss) before income taxes	8,608	247	2,239	(1,541)	9,553
Income tax provision (benefit)	(945)	94	851	—	—

Net income (loss)	$9,553	$153	$1,388	$(1,541)	$9,553

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(12,320)	$330	$5,223	$—	$(6,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(28,586)	5	7	—	(28,574)
Acqusitions of oil and natural gas properties	(26)	—	—	—	(26)
Expenditures for property and equipment and other	(1,631)	—	—	—	(1,631)
Proceeds from sale of oil and natural gas properties	91,372	—	—	—	91,372

Net cash provided by (used in) investing activities	61,129	5	7	—	61,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,565	(335)	(5,230)	—	—
Proceeds from long-term debt	250,000	—	—	—	250,000
Principal payments on long-term debt	(347,000)	—	—	—	(347,000)
Premium paid to paydown debt	(9,450)	—	—	—	(9,450)
Payments for deferred loan costs	(1,090)	—	—	—	(1,090)
Going private share repurchase costs	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities	(101,984)	(335)	(5,230)	—	(107,549)

Net increase (decrease) in cash and cash equivalents	(53,175)	—	—	—	(53,175)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$643	$—	$—	$—	$643

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,628	$331	$2,328	$—	$4,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(26,024)	2	(160)	—	(26,182)
Acqusitions of oil and natural gas properties	(16)	—	—	—	(16)
Expenditures for property and equipment and other	(177)	—	—	—	(177)

Net cash provided by (used in) investing activities	(26,217)	2	(160)	—	(26,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,501	(333)	(2,168)	—	—
Proceeds from long-term debt	97,000	—	—	—	97,000
Principal payments on long-term debt	(55,000)	—	—	—	(55,000)
Payments for deferred loan costs	(13)	—	—	—	(13)
Dividend paid to Denver Parent Corporation	(3,905)	—	—	—	(3,905)

Net cash provided by (used in) financing activities	40,583	(333)	(2,168)	—	38,082

Net increase (decrease) in cash and cash equivalents	15,994	—	—	—	15,994
Cash and cash equivalents, beginning of period	828	—	—	—	828

Cash and cash equivalents, end of period	$16,822	$—	$—	$—	$16,822

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. See "Explanatory Note" immediately preceding Part I of this report. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes.

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2013 as well as with the financial statements and related notes and the other information appearing elsewhere in this report.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost- effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        Our 2014 development, exploitation and exploration capital expenditure budget is $88 million, of which approximately $84 million is expected to be devoted to our legacy Southern California assets and approximately $4 million to onshore Monterey shale activities. In the first quarter of 2014 our development, exploitation and exploration capital expenditures were $26 million, with approximately $25 million incurred for Southern California legacy projects and $1 million for onshore Monterey projects.

        The aggregate levels of capital expenditures for the remainder of 2014, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2014 capital spending program.

Southern California—Exploitation and Development

        In the first quarter of 2014, as a result of a prolonged shutdown of the third party pipeline that delivers our South Ellwood oil, platform Holly was shut in for approximately 20 days. In order to minimize full-year 2014 downtime, we moved our annual South Ellwood maintenance shutdown from October up to March to coincide with the pipeline shutdown. We continue to analyze wellbore communication in the field, and while data shows that certain wells are in communication, production rates from these wells appear to be stabilizing.

        The Coal Oil Point structure is located on the north east side of the South Ellwood field and contains a geologic structure that is separate from the main portion of the field. We successfully completed a well drilled to a probable location in the Coal Oil Point structure in the second half of 2013 and we are currently drilling a development well in the structure, which we plan to complete in the second quarter of 2014.

        In addition, during 2013, we replaced the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place additional wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities. One well was converted to electric submersible pump on Platform Holly in the first quarter of 2014.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. During the first quarter of 2014, we spud one proved undeveloped location in the field and completed two wells spud in 2013. The field has not been fully delineated offshore or fully developed onshore. We plan to drill one additional proved undeveloped location and two probable locations at the field in the remainder of 2014. After wells in this field are drilled and completed, they must be allowed to produce without artificial lift until production diminishes to a low level, a process that may require several months. Production typically increases significantly once the well is placed on artificial lift. Of the four wells completed in the field since the beginning of 2013, three are currently on artificial lift. In the first quarter of 2014, we completed a 3D seismic shoot over the field and are now processing the data, which should advance our understanding of the area for future drilling efforts.

        During the first quarter of 2014 we performed one recompletion at Sockeye, and plan to drill two development wells in the M-2 zone from Platform Gail during the remainder of 2014. We currently produce from the Sockeye M-2 zone, and we plan to drill infill development wells in the M-2 because we believe it is an underdeveloped zone.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our onshore Monterey shale acreage position currently totals approximately 42,000 gross and 30,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through March 31, 2014, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our properties, value of our proved reserves and borrowing capacity under Venoco's revolving credit facility, all of which depend in part upon those prices. We expect to have minimal exposure to changes in natural gas prices for the foreseeable future.

        We employ a hedging strategy designed to reduce the variability in cash flows resulting from changes in oil prices. As of May 13, 2014, we had hedge contract floors covering 6,175 barrels of oil per day and 2,000 mcf per day of natural gas for the remainder of 2014. We have also secured hedge contracts for portions of our 2015 and 2016 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Our sales contracts are based on certain Southern California crude price indexes, which have in recent periods correlated more closely with Brent prices than with NYMEX WTI prices.

        Expected Production.    Our 2014 capital spending has been allocated approximately 95% to our legacy Southern California fields and 5% to our onshore Monterey shale program. As discussed above, first quarter production was adversely affected by a prolonged shutdown of the pipeline that transports our South Ellwood field oil. However, with our continued focus on development of our oil producing Southern California assets, we expect production for 2014 as a whole to be similar to 2013. Our expectations in this regard are subject to, among other things, the success of the Coal Oil Point well we are currently drilling. In addition, we have been informed by the operator of the pipeline that transports our South Ellwood oil that it is currently considering an additional five to seven day shutdown of the pipeline. We would expect any such shutdown to occur in the fourth quarter of 2014. We will work with the operator to minimize the impact of any such shutdown. Our current forecast assumes that any additional shutdown will have a minimal impact on our production for the year; however, this assumption could prove to be incorrect.

        The extended shutdown at our South Ellwood field had a significant negative impact on our per BOE expense metrics for the first quarter 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $27.81 per BOE for the first quarter of 2014 were higher than our full year 2013 results of $22.44 per BOE. However, we expect that our LOE per BOE for the full year 2014 will be generally consistent with 2013.

        Property and Production Taxes.    Property and production taxes of $2.48 per BOE for the first quarter of 2014 were higher than our full year 2013 results of $1.02 per BOE. We expect our 2014 property and production taxes to be higher on a per BOE basis than they were in 2013. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        General and Administrative Expenses.    General and administrative expenses were $11.40 per BOE (excluding non-cash share-based compensation charges of $0.97 per BOE) for the first quarter of 2014 compared to $11.75 per BOE for the full year 2013 (excluding non-cash share-based compensation charges of $2.79 per BOE). Excluding share-based compensation charges, we expect our 2014 G&A costs to be less than they were in 2013 on an aggregate and per BOE basis. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation costs for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely fluctuate more than when these awards were equity based. DPC incurs only nominal general and administrative expenses.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first quarter of 2014 was $15.97 per BOE compared to $14.09 per BOE for the full year 2013. We expect our 2014 DD&A to be similar on a per BOE basis compared to our 2013 results.

        Commodity Derivative Gains and Losses.    We do not account for commodity derivative contracts as cash flow hedges. Commodity derivative gains and losses include settlements of commodity derivative contracts, changes in fair value of open commodity derivative contracts and amortization of derivative premiums. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. Cash settlement of derivative instruments represents the difference between the strike prices in contracts settled during the period and the ultimate settlement prices. Payments actually due to or from counterparties on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant commodity derivative gains and losses in recent periods and may continue to incur these types of gains and losses in the future.

        Income Tax Provision (Benefit).    We incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2007 through 2013. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2013 and March 31, 2014 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        Our expectations with respect to future production rates, expenses and the other matters discussed above are subject to a number of uncertainties, including those discussed and referenced in "Risk Factors." For example, with respect to future production rates, uncertainties include those associated with third party services, limitations on capital expenditures resulting from the terms of our debt agreements, the availability of drilling rigs, oil prices, events resulting in unexpected downtime, permitting issues and drilling success rates.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated. No pro forma adjustments have been made for the acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. The information set forth below is not necessarily indicative of future results. Except for the items identified below as being specific to Venoco or DPC, all information shown is for both companies.

	Three Months Ended March 31,
	2013	2014
Production Volume(1):
Oil (MBbls)	811	655
Natural gas (MMcf)	873	269
MBOE(2)	957	700
Daily Average Production Volume:
Oil (Bbls/d)	9,011	7,278
Natural gas (Mcf/d)	9,700	2,989
BOE/d(2)	10,628	7,776
Oil Price per Bbl Produced (in dollars):
Realized price	$99.71	$94.55
Realized commodity derivative gain (loss)	(10.79)	(5.38)

Net realized price	$88.92	$89.17

Natural Gas Price per Mcf (in dollars):
Realized price	$3.71	$6.06
Realized commodity derivative gain (loss)	—	—

Net realized price	$3.71	$6.06

Expense per BOE:
Lease operating expenses	$19.36	$27.81
Property and production taxes	1.18	2.48
Transportation expenses	0.04	0.08
Depreciation, depletion and amortization	12.09	15.97
Venoco:
General and administrative expense, net(3)	15.65	12.37
Interest expense	19.70	18.49
Denver Parent Corporation:
General and administrative expense, net(3)	15.65	12.74
Interest expense	24.87	30.18

(1)
Amounts shown are oil production volumes for offshore properties and sales volumes for onshore properties (differences between onshore production and sales volumes are minimal). Revenue accruals are adjusted for actual sales volumes since offshore oil inventories can vary significantly from month to month based on pipeline inventories and oil pipeline sales nominations.

(2)
BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2014 to Quarter Ended March 31, 2013

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $23.5 million (27%) to $62.5 million in the first quarter of 2014 compared to $86.0 million in the first quarter of 2013. The decrease was due to lower oil and natural gas production, and lower oil prices, as described below.

        Oil sales decreased by $21.8 million (26%) in the first quarter of 2014 to $60.9 million compared to $82.7 million in the first quarter of 2013. Oil production decreased by 19%, with production of 655 MBbls in the first quarter of 2014 compared to 811 MBbls in the first quarter of 2013. The decrease is primarily due to lower production at our South Ellwood field, resulting from a prolonged shutdown of the third party pipeline that delivers our South Ellwood oil. Our average realized price for oil decreased $5.16 per Bbl (5%) from $99.71 per Bbl in the first quarter of 2013 to $94.55 per Bbl for the first quarter of 2014.

        Natural gas sales decreased $1.6 million (50%) in the first quarter of 2014 to $1.6 million compared to $3.2 million in the first quarter of 2013. Natural gas production decreased by 69% in the first quarter of 2014, with production of 269 MMcf compared to 873 MMcf in the first quarter of 2013. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $2.35 per Mcf (63%) from $3.71 per Mcf in the first quarter of 2013 to $6.06 per Mcf in the first quarter of 2014.

        Other Revenues.    Other revenues decreased $0.8 million in the first quarter of 2014 to $0.5 million compared to $1.3 million in the first quarter of 2013. The decrease is primarily due to lower pipeline revenue in the first quarter of 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $1.0 million (5%) in the first quarter of 2014 to $19.5 million compared to $18.5 million in the first quarter of 2013. The increase was primarily due to the annual maintenance shutdown at our South Ellwood field and higher significant repairs at Sockeye in the first quarter of 2014. The expenses incurred as a result of the annual maintenance shutdown occurred concurrently with a period of reduced production, which resulted in an increase in the per unit costs. On a per unit basis, LOE increased by $8.45 per BOE from $19.36 in the first quarter of 2013 to $27.81 in the first quarter of 2014.

        Property and Production Taxes.    Property and production taxes increased $0.6 million (54%) in the first quarter of 2014 to $1.7 million compared to $1.1 million in the first quarter of 2013. The increase is primarily due to higher property taxes from prior drilling results at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes increased $1.30 per BOE to $2.48 in the first quarter of 2014 from $1.18 in the first quarter of 2013.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $0.4 million (3%) to $11.2 million in the first quarter of 2014 compared to $11.6 million in the first quarter of 2013. The decrease was primarily due to lower production in the first quarter of 2014. DD&A expense on a per unit basis increased $3.88 per BOE to $15.97 per BOE for the first quarter of 2014 compared to $12.09 per BOE for the first quarter of 2013.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $0.7 million in the first quarter of 2014 and 2013.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2014
General and administrative costs	$13,623	$10,605
Share-based compensation costs	7,645	2,645
General and administrative costs capitalized	(6,293)	(4,588)

General and administrative expense, net of amounts capitalized	$14,975	$8,662

        Venoco G&A expenses decreased $6.3 million (42%) to $8.7 million in the first quarter of 2014 compared to $15.0 million in the first quarter of 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation expense of $1.8 million (net of amount capitalized) charged to G&A in the first quarter of 2014 compared to $5.8 million (net of amount capitalized) in the first quarter of 2013. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense, G&A expense decreased to $11.40 per BOE in the first quarter of 2014 from $13.14 per BOE in the first quarter of 2013.

        DPC incurred nominal G&A expenses during the first quarter of 2014 of $0.2 million.

        Interest Expense.    For Venoco, interest expense decreased $6.0 million (31%) to $12.9 million in the first quarter of 2014 compared to $18.9 million in the first quarter of 2013. The decrease was primarily the result of the repayment of Venoco's 11.50% senior notes in the third quarter of 2013. For DPC, interest expense decreased $2.7 million (11%) to $21.1 million in the first quarter of 2014 compared to $23.8 million in the first quarter of 2013. The incremental difference of $8.2 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs decreased $0.3 million (25%) to $0.8 million in the first quarter of 2014 compared to $1.1 million in the first quarter of 2013. For DPC, amortization of deferred loan costs decreased $0.3 million (21%) to $1.1 million in the first quarter of 2014 compared to $1.4 million in the first quarter of 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2014
Realized commodity derivative losses (gains)	$14,617	$3,525
Amortization of commodity derivative premiums	949	1,204
Unrealized commodity derivative losses (gains) for changes in fair value	(12,223)	(6,824)

Commodity derivative losses (gains), net	$3,343	$(2,095)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the first quarter of 2013 and 2014 reflect the settlement of contracts at prices above the relevant strike prices. In addition, in the first quarter of 2013, we unwound all outstanding natural gas derivative contracts as a result of the sale of our Sacramento Basin assets at a cost of $3.8 million, and partially unwound certain oil basis swaps at a cost of $2.1 million, realizing total losses of $5.9 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended March 31, 2014 or 2013. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, net income for the first quarter of 2014 was $9.6 million compared to the net loss of $4.2 million for the same period in 2013. For DPC, net income for the first quarter of 2014 was $0.9 million compared to the net loss of $9.5 million for the same period in 2013. The changes between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from our operations and amounts available under its revolving credit facility. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)
Cash (used in) provided by operating activities	$(6,767)	$4,287	$(6,767)	$(11,524)
Cash (used in) provided by investing activities	61,141	(26,375)	61,141	(26,375)
Cash (used in) provided by financing activities	(107,549)	38,082	(107,549)	41,983

        Net cash provided by operating activities for Venoco was $4.3 million in the first quarter of 2014 compared to net cash used in operating activities of $6.8 million in the 2013 period. Cash flows provided by operating activities in the first quarter of 2014 as compared to cash flows used in operating activities in the first quarter of 2013 were favorably impacted by lower interest expense.

        Net cash used in operating activities for DPC was $11.5 million in the first quarter of 2014 compared to $6.8 million in the 2013 period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash used in investing activities for Venoco and DPC was $26.4 million in the first quarter of 2014 compared to net cash provided by investing activities of $61.1 million in the 2013 period. The primary investing activities in the first quarter of 2014 were $26.2 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first quarter of 2013 were sales proceeds of $91.4 million received as a result of the Sacramento Basin asset sale, partially offset by $28.6 million in capital expenditures on oil properties related to our capital expenditure program.

        Net cash provided by financing activities for Venoco was $38.1 million in the first quarter of 2014 compared to net cash used in financing activities of $107.5 million during the 2013 period. The primary financing activities in the first quarter of 2014 were net borrowings of $42.0 million on the revolving credit facility and a dividend paid to DPC of $3.9 million. The primary financing activities in the first quarter of 2013 were (i) repayment of $315.0 million on Venoco's second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208.0 million and additional borrowings on Venoco's revolving credit facility of $107.0 million, and (ii) net borrowings of $218.0 million on the revolving credit facility.

        Net cash provided by financing activities for DPC was $42.0 million in the first quarter of 2014 compared to net cash used in financing activities of $107.5 million during the 2013 period.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2014 exploration, exploitation and development capital expenditures budget is currently $88 million. We expect to fund these expenditures with cash flow from operations. Although we may borrow funds under Venoco's revolving credit facility from time to time, for the year as a whole we expect that our capital expenditures will approximate our cash flow from operations. In addition, we have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. We are also pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, debt refinancings, asset sales, joint ventures or other transactions. Venoco has submitted to the SEC a draft registration statement relating to a master limited partnership that would own a portion of its producing properties in Southern California. There can be no assurance that any offering of master limited partnership securities or other deleveraging transaction can be completed on the terms we expect or at all.

        Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our drilling and other development activities, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. As described below, the terms of our debt agreements contain certain financial covenants, including financial covenants that limit certain capital expenditures in some circumstances. The amount and nature of our future capital expenditures will be affected by these covenants.

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% / 13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. The principal contractual limits on Venoco's ability to pay dividends or make distributions to DPC are the covenants regarding restricted payments in the indenture governing Venoco's 8.875% senior notes and the agreement governing its revolving credit facility. As of March 31, 2014, Venoco would have been permitted to pay aggregate cash dividends to DPC of approximately $179 million under the indenture governing the 8.875% senior notes, without violating the restricted payment covenant in the indenture. This amount is only an estimate and the actual amount payable by Venoco from time to time pursuant to the indenture, if any, may be substantially different. Under the current terms of the revolving credit agreement, Venoco is permitted to pay dividends in certain circumstances up to a maximum amount of $35 million in a four-quarter period on a rolling basis. The amount of dividends permitted under Venoco's debt agreements will vary over time, in part due to factors such as our operating performance, commodity prices and general economic factors, many of which are outside of our control, and they may vary further as a result of amendments to the agreements that we enter into or the terms of new agreements. Therefore, we cannot assure you that DPC will be able to pay interest on the notes in cash. In September 2013, Venoco paid a dividend of $15.8 million to DPC; DPC used these funds to make the first interest payment on its notes in February 2014. In February 2014, Venoco paid a dividend of $3.9 million to DPC; DPC will use these funds to make the cash portion of the second interest payment on its notes in August 2014.

        The following is a summary of the terms of our significant debt agreements as of March 31, 2014, consisting of Venoco's revolving credit facility, Venoco's 8.875% senior notes and DPC's 12.25% / 13.00% senior PIK toggle notes.

        Revolving Credit Facility.    In October 2012, Venoco entered into a fifth amended and restated credit agreement governing its revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict Venoco's ability to incur indebtedness and require it to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if Venoco's debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. The agreement also requires that Venoco's ratio of secured debt (as defined) to EBITDA not exceed 2.00 to 1.00 if the ratio of total debt to EBITDA exceeds 3.75 to 1.00. In April 2014, Venoco entered into an amendment to the revolving credit agreement pursuant to which, among other things, the maximum ratio of debt to EBITDA was changed to 5.25 to 1.00 through March 31, 2014, 5.50 to 1.00 through June 30, 2014, 5.25 to 1.00 through September 30, 2014, and 4.75 to 1.00 through December 31, 2014, stepping down by .25 per quarter to 4.00 to 1.00 by September 30, 2015. In addition, the amendment increased the borrowing base under the facility from $270 million to $280 million. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis.

        Loans under the revolving credit facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced base rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based upon utilization. Loans designated as "LIBO Rate Loans" under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility.

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders and the borrowing base, both of which are currently $280 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of eleven banks. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of May 13, 2014, we had $252 million outstanding under the facility at an average interest rate of 3.7% and $24.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that become more restrictive over time, Venoco has increased debt-related risks. These include risks that we may default on our obligations under our debt agreements, that our ability to replace reserves and maintain production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices, operational risks and economic conditions. Due to various operational and commodity pricing risks, there can be no assurances that Venoco will remain in compliance with its debt to EBITDA covenant or other financial covenants in its debt agreements. If we are unable to comply with the covenants in our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Further, in late April 2014, Venoco experienced a failure of an electric submersible pump at one of its producing wells in the Sockeye field. This well produces approximately 250 BOE per day. In order to repair the well, we had to utilize personnel from Platform Holly in the South Ellwood field, who are part of the crew assigned to drill our Coal Oil Point well. As a result, we were forced to suspend drilling the Coal Oil Point well. The Sockeye well was repaired and returned to production on May 9th, and drilling operations resumed on the Coal Oil Point well on May 11 after an approximately 10 day suspension. As a result of these operational matters, Venoco's projected compliance with the debt to EBITDA covenant in its revolving credit facility is narrow, particularly at the end of the third quarter of 2014. See also Note 1 to the accompanying financial statements.

        Venoco 8.875% Senior Notes.    In February 2011, Venoco issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, Venoco repaid in full the outstanding principal balance of $455.3 million on its second lien term loan then in place. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness or create liens on its assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For each interest period thereafter (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). The August 2014 interest payment will be 25% cash and 75% PIK interest. Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of amounts due under our debt agreements, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness, maintain compliance with the covenants in our debt agreements and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget while also allowing us to maintain compliance with our debt agreements, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our debt agreements, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the agreements that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under the agreements in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves. The additional indebtedness we incurred in connection with the going private transaction has increased the debt-related risks we face, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices and other economic conditions.

Off-Balance Sheet Arrangements

        At March 31, 2014, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of March 31, 2014, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $1.5 billion.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions. We may use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk or for other corporate purposes.

        This section also provides information about our interest rate risk. See "—Interest Rate Risk."

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of March 31, 2014, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent") (oil) or Henry Hub (natural gas).

	Oil (Brent)		Natural Gas (Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59	2,000	$4.35/$5.01
Puts	575	$90.00
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
Puts		—
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

        From time to time we have also entered into certain oil basis swaps. The swaps fix the differential between the WTI crude price index and Brent. Historically, the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the Southern California indexes most relevant to us have in recent periods correlated more closely with Brent prices than with WTI.

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2014 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Key Bank	Brent	225	$90.00/$97.00	Jan 1, 14 - Dec 31, 14
Collar	Key Bank	Brent	200	$90.00/$93.75	Jan 1, 14 - Dec 31, 14
Put	Citibank N.A.	Brent	575	$90.00	Jan 1, 14 - Dec 31, 14
Swap	Bank of America	Brent	1,000	$106.00	Jan 1, 14 - Dec 31, 14
Swap	Bank of Nova Scotia	Brent	500	$109.00	Jan 1, 14 - Dec 31, 14
Collar	Credit Suisse	Brent	1,000	$90.00/$98.00	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Jan 1, 14 - Dec 31, 15
Collar	Bank of Nova Scotia	Brent	1,675	$90.00/$98.15	Jan 1, 14 - Dec 31, 15
Collar	Bank of Nova Scotia	Brent	460	$90.00/$108.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	460	$100.40	Jan 1, 15 - Dec 31, 15
Collar	ABN AMRO Bank	Brent	1,715	$90.00/$101.75	Jan 1, 16 - Dec 31, 16
Swap	Bank of Nova Scotia	Brent	1,715	$96.00	Jan 1, 16 - Dec 31, 16

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Nova Scotia	NYMEX	2,000	$4.35/$5.01	Mar 1 - Dec 31, 14

        We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under Venoco's revolving credit agreement.

        In addition, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We generally have netting arrangements with our counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to our derivative contracts are also lenders, or affiliates of lenders, under Venoco's revolving credit facility. Collateral under the revolving credit facility supports our collateral obligations under our derivative contracts. Therefore, we are not required to post additional collateral when we are in a derivative liability position. Venoco's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

        We have elected not to apply cash flow hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of March 31, 2014, the fair value of our commodity derivatives was a net liability of $18.1 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.5 million on our variable rate borrowings of $247.0 million as of March 31, 2014.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2014.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Venoco's and DPC's principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation, those officers believe that:

  •
  our disclosure controls and procedures (including those of both Venoco and DPC) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit Number	Exhibit
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2014

VENOCO, INC.
By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Interim President and Chief Operating Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2014

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer