Form 10-K/A
period 2013-12-31
DENVER PARENT Corp; Venoco, Inc.
filed 2014-05-20
CIK 1588242, 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

 EXPLANATORY NOTE

        This Amendment No. 2 (this "Amendment") amends the combined Form 10-K filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco") for the fiscal year ended December 31, 2013, as filed on April 9, 2014 (the "Original Filing") and amended on April 14, 2014 (the "First Amendment").

        This Amendment is being filed solely to provide an updated audit opinion to the Board of Directors and Stockholders of Denver Parent Corporation and subsidiaries, in which the Company's independent registered public accounting firm has revised its audit opinion filed with the Original Filing to clarify that it covers each of the three years in the period ended December 31, 2013. This Amendment amends only the aforementioned audit opinion. All other items and exhibits contained in the Original Filing and the First Amendment remain unchanged. This Amendment does not reflect facts or events occurring after April 9, 2014 with respect to the disclosures made in the Original Filing, or after April 14, 2014 with respect to the disclosures made in the First Amendment, nor does this Amendment modify (except as set forth above) or update the previous disclosures in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the First Amendment.

i

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Denver Parent Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Denver Parent Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Parent Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 9, 2014

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venoco, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 9, 2014

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31,		December 31,
	2012	2013	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$828	$54,318	$17,336
Accounts receivable	108,356	23,737	108,356	23,780
Inventories	5,101	5,166	5,101	5,166
Other current assets	4,448	4,587	4,519	4,595
Commodity derivatives	153	340	153	340

Total current assets	171,876	34,658	172,447	51,217

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,927,259	1,991,644	1,927,259	1,991,644
Unproved	16,165	12,939	16,165	12,939
Accumulated depletion	(1,311,898)	(1,357,927)	(1,311,898)	(1,357,927)

Net oil and gas properties	631,526	646,656	631,526	646,656
Other property and equipment, net of accumulated depreciation and amortization of $15,176 and $14,859 at December 31, 2012 and December 2013, respectively	17,076	15,973	17,076	15,973

Net property, plant and equipment	648,602	662,629	648,602	662,629

OTHER ASSETS:
Deferred loan costs	21,569	11,742	24,820	17,046
Other	4,034	5,827	4,034	5,827

Total other assets	25,603	17,569	28,854	22,873

TOTAL ASSETS	$846,081	$714,856	$849,903	$736,719

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104,494	$—	$104,494	$—
Accounts payable and accrued liabilities	57,315	32,966	57,315	33,017
Interest payable	27,862	17,408	27,862	29,133
Commodity and interest derivatives	20,607	13,464	20,607	13,464
Share-based compensation	10,424	20,723	10,424	20,723

Total current liabilities	220,702	84,561	220,702	96,337

LONG-TERM DEBT	849,190	705,000	909,190	953,501
COMMODITY AND INTEREST DERIVATIVES	20,287	10,601	20,287	10,601
ASSET RETIREMENT OBLIGATIONS	41,119	35,982	41,119	35,982
SHARE-BASED COMPENSATION	10,441	16,721	10,441	16,721

Total liabilities	1,141,739	852,865	1,201,739	1,113,142

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2012 and 2013; 29,936,378 and 30,150,933 DPC shares issued and outstanding at December 31, 2012 and 2013)	299	299	299	301
Additional paid-in capital	124,358	283,488	68,421	72,272
Retained earnings (accumulated deficit)	(420,315)	(421,796)	(420,556)	(448,996)

Total stockholders' equity	(295,658)	(138,009)	(351,836)	(376,423)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,081	$714,856	$849,903	$736,719

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
REVENUES:
Oil and natural gas sales	$323,423	$350,426	$313,373	$323,423	$350,426	$313,373
Other	5,355	6,090	4,129	5,355	6,090	4,129

Total revenues	328,778	356,516	317,502	328,778	356,516	317,502

EXPENSES:
Lease operating expense	94,100	91,888	77,786	94,100	91,888	77,786
Production and property taxes	6,376	9,688	3,521	6,376	9,688	3,521
Transportation expense	9,348	5,169	181	9,348	5,169	181
Depletion, depreciation and amortization	85,817	86,780	48,840	85,817	86,780	48,840
Accretion of asset retirement obligations	6,423	5,768	2,477	6,423	5,768	2,477
General and administrative, net of amounts capitalized	39,186	55,186	50,403	39,186	55,186	50,664

Total expenses	241,250	254,479	183,208	241,250	254,479	183,469

Income (loss) from operations	87,528	102,037	134,294	87,528	102,037	134,033
FINANCING COSTS AND OTHER:
Interest expense, net	61,113	71,399	65,114	61,113	74,069	86,640
Amortization of deferred loan costs	2,310	2,756	3,705	2,310	2,997	4,754
Interest rate derivative losses (gains), net	1,083	—	—	1,083	—	—
Loss on extinguishment of debt	1,357	1,520	38,549	1,357	1,520	58,472
Commodity derivative losses (gains), net	(40,649)	72,949	12,607	(40,649)	72,949	12,607

Total financing costs and other	25,214	148,624	119,975	25,214	151,535	162,473

Income (loss) before income taxes	62,314	(46,587)	14,319	62,314	(49,498)	(28,440)
INCOME TAX PROVISION (BENEFIT)	—	—	—	—	—	—

Net income (loss)	$62,314	$(46,587)	14,319	$62,314	$(49,498)	$(28,440)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—
Share-based compensation	—	—	10,800	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	62,314	62,314

BALANCE AT DECEMBER 31, 2011	61,596	616	443,470	(371,058)	73,028
Issuance of restricted shares, net of cancellations	(155)	(2)	2	—	—
Share-based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Shares purchased in connection with going private transaction	(29,187)	(292)	(310,615)	—	(310,907)
Cancellation of unvested restricted shares in connection with going private transaction	(2,331)	(23)	23	—	—
Going private transaction share repurchase costs	—	—	(1,366)	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)	—	(1,972)
Share-based modification adjustment in connection with going private transaction	—	—	(11,837)	—	(11,837)
Dividend paid to Denver Parent Corporation	—	—	—	(2,670)	(2,670)
Net income (loss)	—	—	—	(46,587)	(46,587)

BALANCE AT DECEMBER 31, 2012	29,936	299	124,358	(420,315)	(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
DPC capital contribution to Venoco	—	—	158,385	—	158,385
Dividend to DPC	—	—	—	(15,800)	(15,800)
Net income (loss)	—	—	—	14,319	14,319

BALANCE AT DECEMBER 31, 2013	29,936	$299	$283,488	$(421,796)	$(138,009)

See notes to consolidated financial statements.

DENVER PARENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—
Share-based compensation	—	—	10,800	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	62,314	62,314

BALANCE AT DECEMBER 31, 2011	61,596	616	443,470	(371,058)	73,028
Issuance of restricted shares, net of cancellations	(155)	(2)	2	—	—
Share-based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Shares purchased in connection with going private transaction	(29,187)	(292)	(364,552)	—	(364,844)
Cancellation of unvested restricted shares in connection with going private transaction	(2,331)	(23)	23	—	—
Going private transaction share repurchase costs	—	—	(1,366)	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)	—	(1,972)
Share-based modification adjustment in connection with going private transaction	—	—	(11,837)	—	(11,837)
Legal formation costs	—	—	(2,000)	—	(2,000)
Net income (loss)	—	—	—	(49,498)	(49,498)

BALANCE AT DECEMBER 31, 2012	29,936	299	68,421	(420,556)	(351,836)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
Capital contribution	—	—	3,108	—	3,108
Issuance of ESOP	215	2	(2)	—	—
Net income (loss)	—	—	—	(28,440)	(28,440)

BALANCE AT DECEMBER 31, 2013	30,151	$301	$72,272	$(448,996)	$(376,423)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,314	$(46,587)	$14,319	$62,314	$(49,498)	$(28,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	85,817	86,780	48,840	85,817	86,780	48,840
Accretion of asset retirement obligations	6,423	5,768	2,477	6,423	5,768	2,477
Share-based compensation	6,747	4,245	754	6,747	4,245	754
Interest paid-in-kind	—	—	—	—	—	5,005
Amortization of deferred loan costs	2,310	2,756	3,705	2,310	2,997	4,754
Loss on extinguishment of debt	1,357	1,520	38,549	1,357	1,520	58,472
Amortization of bond discounts and other	677	1,026	698	677	1,026	1,074
Unrealized interest rate swap derivative (gains) losses	(40,064)	—	—	(40,064)	—	—
Unrealized commodity derivative (gains) losses and amortization of premiums	(9,993)	99,938	(15,521)	(9,993)	99,938	(15,521)
Changes in operating assets and liabilities:
Accounts receivable	(415)	(5,522)	11,802	(415)	(5,522)	11,759
Inventories	(1,182)	2,310	(65)	(1,182)	2,310	(65)
Other current assets	112	(210)	(318)	112	(210)	(328)
Income tax receivable	931	—	—	931	—	—
Other assets	(517)	(974)	(1,793)	(517)	(974)	(1,793)
Accounts payable and accrued liabilities	18,178	14,714	(29,014)	18,178	14,714	(17,238)
Share-based compensation liabilities	—	9,028	16,579	—	9,028	16,579
Net premiums paid on derivative contracts	(7,199)	(10,985)	(1,495)	(7,199)	(10,985)	(1,495)

Net cash provided by operating activities	125,496	163,807	89,517	125,496	161,137	84,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(244,557)	(223,836)	(101,995)	(244,557)	(223,836)	(101,995)
Acquisitions of oil and natural gas properties	(253)	(179)	(45)	(253)	(179)	(45)
Expenditures for other property and equipment	(1,671)	(4,218)	(2,490)	(1,671)	(4,218)	(2,490)
Proceeds from sale of oil and natural gas properties	—	171,603	101,077	—	171,603	101,077

Net cash (used in) investing activities	(246,481)	(56,630)	(3,453)	(246,481)	(56,630)	(3,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	588,000	609,700	456,900	588,000	669,700	705,025
Principal payments on long-term debt	(535,311)	(344,000)	(716,900)	(535,311)	(344,000)	(781,905)
Payments for deferred loan costs	(12,669)	(10,442)	(1,260)	(12,669)	(14,005)	(7,491)
Premium for early retirement of debt	—	—	(20,370)	—	—	(37,091)
Proceeds from issuance of common stock	82,800	—	—	82,800	—	—
Stock issuance costs	(629)	—	—	(629)	—	—
Proceeds from stock incentive plans and other	1,935	133	—	1,935	133	—
Shares purchased in connection with going private transaction	—	(310,907)	—	—	(364,844)	—
Going private share repurchase costs	—	(1,366)	(9)	—	(1,366)	(9)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	(1,972)	—	—	(1,972)	—
Legal formation costs	—	—	—	—	(2,000)	—
Dividend to Denver Parent Corporation	—	(2,670)	(15,800)	—	—	—
Denver Parent Corporation capital contribution	—	—	158,385	—	—	3,108

Net cash provided by (used in) financing activities	124,126	(61,524)	(139,054)	124,126	(58,354)	(118,363)

Net (decrease) increase in cash and cash equivalents	3,141	45,653	(52,990)	3,141	46,153	(36,982)
Cash and cash equivalents, beginning of period	5,024	8,165	53,818	5,024	8,165	54,318

Cash and cash equivalents, end of period	$8,165	$53,818	$828	$8,165	$54,318	$17,336

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$44,130	$64,366	$74,880	$44,130	$67,036	$79,300
Cash paid (received) for income taxes	$(931)	$—	$—	$(931)	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$5,840	$(6,214)	$(5,789)	$5,840	$(6,214)	$(5,789)
Write off of deferred loan costs related to refinancing of notes	$1,312	$1,495	$7,561	$1,312	$1,495	$10,763
Excess of share-based compensation expense recognized over payments made	$—	$—	$754	$—	$—	$754

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Because Venoco and DPC are entities under the common control of Mr. Marquez and his affiliates, the DPC financial statements presented include the historical cost-basis consolidated financial statements of Venoco and subsidiaries for 2011 and the consolidated financial statements of Venoco and subsidiaries as consolidated with DPC for 2012 and 2013. DPC was formed in 2012 and, therefore, had no activity in 2011. The consolidated financial statements for Venoco and its consolidated subsidiaries are presented on a separate, stand-alone company basis. DPC has engaged in no transactions other than the going private transaction and certain debt transactions, and has incurred no expenses other than interest expenses, deferred loan costs and nominal general and administrative expenses. There are no intercompany sales or expenses between DPC and Venoco.

        This Annual Report on Form 10-K is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

        Liquidity    The Company was in compliance with all debt covenants at December 31, 2013. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility, which become more restrictive over time, has increased debt-related risks. These include risks that the Company may

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. Venoco recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. However, we currently project that the margin by which Venoco will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow after June 30, 2014. Due to various operational risks and commodity pricing risks, there can be no assurances that Venoco will remain in compliance with this covenant or other covenants in its debt agreements. If we are unable to comply with the covenants in our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Principles of Consolidation    The consolidated financial statements for DPC include the accounts of DPC and its subsidiaries, all of which are wholly owned. The consolidated financial statements for Venoco include the accounts of Venoco and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates    In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements.

        Business Segment Information    The Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and production of crude oil, natural gas and natural gas liquids. The Company considers its gathering, processing and marketing functions as ancillary to its oil and gas producing activities. All of the Company's operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

        Revenue Recognition and Gas Imbalances    Revenues from the sale of natural gas and crude oil are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. This generally occurs when a barge completes delivery, oil or natural gas has been delivered to a refinery or a pipeline, or has otherwise been transferred to a customer's facilities or possession.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under-deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over- and under- deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at December 31, 2012 and 2013.

        Other revenues primarily include pipeline revenues, barge sub-charter revenues (prior to May 2012) and other miscellaneous revenues.

        Cash and Cash Equivalents    Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

        Accounts Receivable    The components of accounts receivable include the following (in thousands):

	December 31,
	2012	2013
Venoco:
Oil and natural gas sales related	$32,763	$23,498
Joint interest billings related	1,140	362
Sacramento Basin asset sale proceeds	72,817	—
Other	1,736	(23)
Allowance for doubtful accounts	(100)	(100)

Venoco total accounts receivable, net	$108,356	$23,737

DPC:
Other	—	43

DPC total accounts receivable, net	$108,356	$23,780

        The Company's accounts receivable result primarily from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are dispersed among various customers and purchasers and most of the Company's significant purchasers are large companies with solid credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support the extension of credit. For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues. As of December 31, 2013, 96% of the oil and natural gas sales related accounts receivable balance was receivable from the Company's two major customers.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides the percentage of revenue derived from oil and natural gas sales to customers who comprise 10% or more of the Company's annual revenue (the customers in each year are not necessarily the same from year to year):

	Years Ended December 31,
	2011	2012	2013
Customer A	66%	55%	60%
Customer B	18%	25%	36%
Customer C	—	13%	—

        Inventories    Included in inventories are oil field materials and supplies, stated at the lower of cost or market, cost being determined by the first-in, first-out method.

        Oil and Natural Gas Properties    The Company's oil and natural gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and natural gas properties and with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

        Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2011, 2012 and 2013 was $81.6 million, $82.6 million and $46.0 million, respectively.

        Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company will continue to evaluate these properties and costs which will be transferred into the amortization base as the undeveloped areas are tested. The Company transferred $10.4 million and $4.0 million of unproved costs into the amortization base in 2011 and 2013, respectively, due to impairment, development of acreage or placement of assets into service. The Company transferred $44.6 million of unproved costs out of the amortization base in 2012 due to the sale of Sacramento Basin and San Joaquin properties. No interest costs were capitalized in 2011, 2012 or 2013 because the Company did not have any unusually significant investments in unproved properties that qualify for interest capitalization.

        In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The Company did not record an impairment of oil and natural gas properties in 2011, 2012

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or 2013; however, the Company could be required to recognize impairments of oil and natural gas properties in future periods if, among other things, market prices of oil and natural gas decline.

        General and Administrative Expenses    Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with exploration, exploitation and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $27.0 million, $27.5 million and $23.0 million directly related to its exploration, exploitation and development activities during 2011, 2012 and 2013, respectively.

        Other Property and Equipment    Other property and equipment, which includes buildings, drilling equipment, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2011, 2012 and 2013 was $4.2 million, $4.2 million and $2.8 million, respectively.

        Derivative Financial Instruments    The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. All of the Company's derivative counterparties are commercial banks that are parties to Venoco's revolving credit facility. The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

        Deferred Loan Costs    Deferred loan costs, included in other assets, are amortized over the estimated lives of the related obligations using the effective interest method.

        Asset Retirement Obligations    The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and natural gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long-lived asset are recorded at the time the well is spud or acquired.

        Environmental    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations, which regularly change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable. The Company believes that it is in material compliance with existing laws and regulations.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Share-Based Compensation    Share-based compensation for equity awards is measured at the estimated grant date fair value of the awards and is recognized over the requisite service period (usually the vesting period). The Company estimates forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered. A market condition is not considered to be a vesting condition with respect to compensation expense. Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

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

        Income Taxes    Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in interest expense.

        Consolidated Statements of Comprehensive Income (Loss)    No statement is presented because the Company had no comprehensive income or loss activity during the years ended December 31, 2011, 2012, or 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Standards    In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued to facilitate comparison between U.S. GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations, other than enhanced disclosures regarding its derivative instruments.

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

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. After all closing adjustments in 2012 and 2013, the net purchase price was $249.7 million. All of the $100.6 million placed into escrow was released to the Company as of June 30, 2013. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on Venoco's second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

        Sale of Santa Clara Avenue.    In May 2012, the Company sold its interests in the Santa Clara Avenue field in Southern California for $23.4 million (after closing adjustments). The Company applied $20 million of the proceeds to pay down the existing balance on Venoco's revolving credit facility. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Venoco Revolving credit agreement due March 2016	$—	$205,000	$—	$205,000
Venoco Second lien term loan due June 2017 (face value $315,000)	308,960	—	308,960	—
Venoco 11.50% senior notes due October 2017 (face value $150,000)	144,724	—	144,724	—
Venoco 8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
DPC Secured notes due October 2015	—	—	60,000	—
DPC 12.25% / 13.00% senior PIK toggle notes due 2018 (face value $255,000)	—	—	—	248,501

Total long-term debt	953,684	705,000	1,013,684	953,501
Less: current portion of long-term debt	(104,494)	—	(104,494)	—

Long-term debt, net of current portion	$849,190	$705,000	$909,190	$953,501

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of December 31, 2013.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

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

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of March 31, 2014, Venoco had $247.0 million outstanding on the facility and had available borrowing capacity of $17.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. In September 2013, Venoco paid a cash dividend of $15.8 million to DPC. In April 2014, the Company entered into an amendment to the revolving credit agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base under the facility increased from $270 million to $280 million.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        The following summarizes the terms of the agreements governing the Company's debt that (i) was outstanding as of December 31, 2012 but (ii) all of which had been repaid as of December 31, 2013.

        Venoco Second Lien Term Loan Facility.    Venoco entered into a $315.0 million senior secured second lien term loan facility in October 2012 (the "second lien term loan facility"), which was issued at 98% of the principal amount of the facility. Venoco repaid $214.7 million of the outstanding principal amount under the facility, and $6.4 million in prepayment penalties, in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. In March 2013, it used $107 million of additional borrowings under the revolving credit facility to repay all remaining amounts outstanding under the facility and $3.0 million in prepayment penalties. Loans made under the second lien term loan facility were designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bore interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bore interest at LIBOR plus 7.00%. Per the second lien term loan agreement, LIBOR was to be not less than 1.50%. The agreement governing the second lien term loan facility contained customary representations, warranties, events of default, covenants and indemnities. The facility was secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of Venoco's subsidiaries, and was unconditionally guaranteed by each of Venoco's subsidiaries other than Ellwood Pipeline, Inc.

        As noted above, Venoco repaid a portion of amounts outstanding under the second lien term loan facility in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. The current portion of long-term debt of $104.5 million at December 31, 2012 reflects the principal amounts that Venoco was required to repay on the facility from the sale proceeds that Venoco received on December 31, 2012 and January 2, 2013, less the portion that Venoco repaid with additional borrowings on the revolving credit facility.

        Venoco 11.50% Senior Notes.    In October 2009, Venoco issued $150 million of 11.50% senior notes due October 2017 at a price of 95.03% of par. The notes paid interest semi-annually in arrears on April 1 and October 1 of each year. The 11.50% notes were senior unsecured obligations and contained covenants that, among other things, limited Venoco's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        In August 2013, Venoco commenced a tender offer to purchase for cash any and all of the $150 million outstanding principal amount of the 11.50% senior notes. In connection with the tender offer, Venoco also solicited consents from the holders of the notes to the amendment of the indenture governing those notes to eliminate substantially all of the restrictive covenants in the indenture, among other changes. Holders of approximately 99% of the principal amount of the notes tendered their notes and provided the related consents. Venoco redeemed the remaining notes in October 2013 pursuant to the terms of the indenture. The aggregate cost to Venoco of purchasing the notes in the tender offer, making the related consent payments and redeeming the remaining notes was approximately

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

$160 million. Venoco funded the majority of this amount with a capital contribution from DPC of approximately $158 million. DPC funded the capital contribution with a portion of the proceeds of the offering of its 12.25% / 13.00% senior PIK toggle notes.

        DPC Secured Notes.    In October 2012, DPC incurred $60 million of indebtedness in the form of notes issued in a private placement pursuant to a note purchase agreement. DPC's obligations under the notes were secured by substantially all of its assets, which consisted principally of all of the common stock of Venoco. Interest on the notes was payable in cash, in additional notes or in a combination of additional notes and cash. If paid entirely in cash, the interest rate was 18% per annum; if paid entirely in kind, the interest rate was 33% per annum. If paid in a combination of cash and additional notes, the interest rate varied between those amounts based on the proportion of cash paid. The notes were due to mature on October 5, 2015. Pursuant to the terms of the notes, DPC redeemed the notes in August 2013 with proceeds of the issuance of its 12.25% / 13.00% senior PIK toggle notes. The aggregate cost of redeeming the notes was approximately $16.7 million.

        The Company was in compliance with all debt covenants at December 31, 2013.

        Scheduled annual maturities of long-term debt outstanding as of December 31, 2013 were as follows (in thousands):

Year Ending December 31 (in thousands):	Venoco, Inc.	Denver Parent Corporation
2014	$—	$—
2015	—	—
2016	205,000	205,000
2017	—	—
2018	—	255,000
Thereafter	500,000	500,000

	$705,000	$960,000

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        Commodity Derivative Agreements.    The Company utilizes swap and collar agreements and option contracts in an effort to hedge the effect of commodity price changes on its cash flows. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future cash flows from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions. The Company may use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty. The Company generally has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to the Company's derivative contracts are also lenders, or affiliates of lenders, under Venoco's revolving credit facility. Collateral under the revolving credit facility supports Venoco's collateral obligations under the derivative contracts. Therefore, the Company is not required to post additional collateral when the Company is in a derivative liability position. Venoco's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At December 31, 2013, the balance of unamortized net derivative premiums paid was $8.5 million, of which $4.8 million and $3.7 million will be amortized in 2014 and 2015, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Realized commodity derivative losses (gains)	$(30,656)	$(26,989)	$28,128
Amortization of commodity derivative premiums	10,058	12,424	4,002
Unrealized commodity derivative losses (gains) for changes in fair value	(20,051)	87,514	(19,523)

Commodity derivative losses (gains), net	$(40,649)	$72,949	$12,607

        In 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company unwound all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. Also in 2013, the Company unwound all of its oil basis swaps, incurring a realized loss of $5.7 million. The total amount paid to unwind derivative contracts in 2013 was $9.5 million. The Company unwound certain of its then existing oil and natural gas derivative contracts during 2011 and 2012, and realized gains of $14.0 million and $52.2 million, respectively.

        As of December 31, 2013, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        Subsequent to December 31, 2013, the Company entered into the following commodity derivative contracts:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	460	$90.00/$108.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	460	$100.40	Jan 1, 15 - Dec 31, 15
Collar	ABN AMRO Bank	Brent	1,715	$90.00/$101.75	Jan 1, 16 - Dec 31, 16
Swap	Bank of Nova Scotia	Brent	1,715	$96.00	Jan 1, 16 - Dec 31, 16

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Nova Scotia	NYMEX	2,000	$4.35/$5.01	Mar 1 - Dec 31, 14

        Prior to their unwinding as discussed above, the Company had entered into certain oil basis swaps in order to fix the differential between the WTI crude price index and Brent. Historically, the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the Southern California indexes most relevant to the Company have in recent periods tracked more closely with Brent prices than with WTI.

        Interest Rate Swap.    The Company previously entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings. Under the swap arrangements, the Company paid a fixed interest rate of 3.840% and received a floating interest rate based on the one-month LIBO rate, with settlements made monthly. As a result of the interest rate swap agreement, $500 million of the Company's variable rate debt in 2011 effectively bore interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan then in place from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to amounts outstanding from time to time under the revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011. The Company incurred $41.1 million of realized interest rate derivative losses and $40.0 million of unrealized gains in 2011.

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2012 and 2013 are summarized below. The net fair value of the Company's derivatives changed by $17.0 million from a net liability of $40.7 million at December 31, 2012 to a net liability of $23.7 million at December 31, 2013, primarily due to (i) the early settlement of natural gas derivative contracts and basis swaps in connection with the sale of our Sacramento Basin properties, (ii) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (iii) settlement of commodity derivative positions during the current period and (iv) changes to the Company's commodity derivative portfolio in 2013. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31,
	2012	2013
Current Assets—Commodity derivatives:
Oil derivative contracts	$153	$340

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(19,817)	(13,464)
Gas derivative contracts	(790)	—

	(20,607)	(13,464)

Commodity derivatives:
Oil derivative contracts	(17,482)	(10,601)
Gas derivative contracts	(2,805)	—

	(20,287)	(10,601)

Net derivative asset (liability)	$(40,741)	$(23,725)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

5. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations when incurred by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the years ended December 31, 2012 and 2013 (in thousands):

	2012	2013
Asset retirement obligations at beginning of period	$92,508	$43,319
Revisions of estimated liabilities	(1,562)	(363)
Liabilities incurred or acquired	1,060	300
Liabilities settled or disposed	(54,455)	(7,551)
Accretion expense	5,768	2,477

Asset retirement obligations at end of period	43,319	38,182
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,200)	(2,200)

Long-term asset retirement obligations	$41,119	$35,982

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $54.5 million for 2012 and $7.6 million for 2013 primarily relate to the Sacramento Basin asset sale.

6. CAPITAL STOCK

        The going private transaction was completed in October 2012. As a result of the transaction, Venoco's common stock is no longer publicly traded and Venoco is wholly owned by DPC, an entity controlled by Timothy Marquez and his affiliates. At closing, all then-outstanding shares of Venoco common stock, other than shares beneficially owned by Mr. Marquez, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

        During the third quarter of 2013, DPC issued 214,555 shares to its Employee Stock Ownership Plan ("ESOP"). As of December 31, 2013, there were 30,150,933 shares of common stock of DPC and 29,936,378 shares of common stock of Venoco outstanding.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS

        In connection with the going private transaction, all of the Company's equity awards, which consisted of restricted share awards and stock option awards, were converted into cash settlement awards as follows:

  •
  All unvested restricted share awards were converted into rights-to-receive awards (RTR) at $12.50 per share, subject to original service conditions. The original restricted share grants generally vested over a four year period, with 25% vesting on each subsequent anniversary of the grant date. This conversion is considered a modification of the original grant date terms and compensation expense is being recognized over the requisite service period for the greater of the original grant date fair value or $12.50 per share.

  •
  All previously granted stock option awards, which had a maximum life of ten years, were fully vested at December 31, 2011. Holders of in-the-money options were paid the difference between $12.50 per share and the original exercise price and replacement share appreciation rights (SARs) were granted to these holders with an exercise price of $12.50 per share. Holders of options with an original exercise price greater than $12.50 were cancelled and replacement SARs were granted at the original exercise price. These SAR awards are 100% vested on the grant date and retain the original option award termination date.

        After the going private transaction, the Company granted the following cash settlement or liability awards to officers, directors and certain employees of the Company:

  •
  Restricted share unit awards (RSUs) that generally vest over a four year service period beginning April 1, 2013. At each vesting date, holders of the RSUs are paid the fair value of DPC common stock. The estimated fair value of the award is recognized as expense over the requisite service period and fair values are remeasured for unvested awards at each reporting date until the date of settlement. Certain grants of RSUs to officers and directors vest based on achievement of performance measurements used to determine the Company's annual cash bonus payout and related expense is recognized using graded vesting resulting in more accelerated expense recognition than expense recognized using straight line vesting over the service period.

  •
  SAR awards with an exercise price of $12.50 per share for each unvested RTR award, subject to the original service conditions of the RTR. Compensation expense is recognized based on the grant date fair values over the remaining requisite service period of the RTR and these awards have a ten year life from the date of grant.

  •
  SAR awards for each Venoco common share held at the date of the going private transaction (except for the Company's Executive Chairman) with an exercise price of $12.50 per unit. All such SAR awards are 100% vested on the grant date and have a ten year life from the date of grant.

        The Company adopted an ESOP effective December 31, 2012 for eligible employees who are actively employed on the last day of the plan year. For each plan year, beginning in 2013, the Company will make discretionary contributions of restricted share units in DPC common stock to the ESOP based on a portion of the participant's eligible compensation, subject to certain Internal Revenue Code limitations. The number of ESOP restricted share units in DPC common stock granted to each

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

participant is based on the total amount of the discretionary contribution to the participant each year, divided by the fair market value of DPC common stock on the valuation date as determined by an independent appraiser. ESOP restricted share units generally vest over a four year period beginning with the participant's hire date or the date of the adoption of the ESOP, whichever is later. The value of participants' accounts is determined based on an appraisal, performed at least annually, of the fair market value of DPC common stock. Participants may begin making withdrawals from the vested portion of their accounts upon separation from the Company or upon reaching normal retirement age as determined by the Internal Revenue Code.

        The following summarizes the Company's stock option activity for the years ended December 31, 2011 and 2012:

	Years Ended December 31,
	2011		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, start of period	1,093,758	$13.07	846,055	$13.53
Granted	—	$—	—	$—
Exercised	(185,753)	$9.69	—	$—
Cancelled	(61,950)	$19.26	(846,055)	$13.53

Outstanding, end of period	846,055	$13.53	—	$—

Exercisable, end of period	846,055	$13.53	—	$—

        The following summarizes the Company's unvested restricted stock award activity for the years ended December 31, 2011 and 2012.

	Years Ended December 31,
	2011		2012
Non-vested restricted stock	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested, start of period	2,603,250	$9.70	2,815,244	$11.35
Granted	793,831	$17.01	1,500	$8.22
Vested	(330,480)	$10.85	(329,499)	$11.62
Forfeited	(251,357)	$12.83	(365,408)	$11.02
Converted to Rights to Receive	—	$—	(2,121,837)	$11.36

Non-vested, end of period	2,815,244	$11.35	—	$—

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's cash settlement awards granted during the year ended December 31, 2013:

					Share Appreciation Rights		Employee Stock Ownership Plan
			Restricted Share Units
	Rights to Receive
				Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value
	Units	Cash Value	Units		Units		Units
Outstanding, start of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21	—	$—
Granted	—	$—	189,300	$8.33	1,478,507	$2.69	214,552	$8.33
Vested or exercised	(785,130)	$12.50	(241,419)	$8.33	—	$—	—	$—
Cancelled and other	(95,443)	$12.50	(161,231)	$8.33	(443,833)	$3.75	(17,873)	$8.33

Outstanding, end of period	1,241,264		778,065		4,345,594		196,679

Exercisable, end of period					2,731,910
Aggregate intrinsic value of SARs exercisable					$—

        Additional information related to SARs outstanding at December 31, 2013 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$8.33	572,100	9.0	$8.33	143,025	9.0	$8.33
$12.50	1,020,330	5.0	$12.50	1,017,705	—	$—
$12.51 - $20.00	2,753,164	5.7	$19.28	1,571,180	—	$—

	4,345,594	5.5	$13.82	2,731,910	9.0	$8.33

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

        The following assumptions were used to compute the grant date fair value of SARs at:

	December 31, 2012	December 31, 2013
Expected lives	1.0 - 6.5 years	0.5 - 6.0 years
Risk free interest rates	0.16% - 1.07%	0.10% - 2.10%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

        The Company calculated the expected life of units granted using the "simplified method" set forth in Staff Accounting Bulletin 107 (average of vesting period and term of the option). For deep out-of-the-money SARs where the derived service period is materially longer than the explicit service period, the requisite service period is based on the derived service period. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of public companies with characteristics similar to the Company for the past seven years.

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

        The following table summarizes Company's share-based compensation liability at (in thousands):

	December 31, 2012	December 31, 2013
Share-based compensation liability at beginning of period	$—	$20,865
Total share-based compensation costs	9,029	27,708
Payouts	—	(11,130)
APIC adjustment	11,836	—

Share-based compensation liability at end of period	20,865	37,444
Less: current share-based compensation liability	(10,424)	(20,723)

Long-term share-based compensation liability	$10,441	$16,721

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2012			December 31, 2013
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$9,719	$8,055	$17,774	$16,516	$—	$16,516
Restricted share units	705	—	705	3,067	1,953	5,020
Share appreciation rights	—	2,386	2,386	1,140	14,144	15,284
ESOP	—	—	—	—	624	624

Total share-based compensation liability	$10,424	$10,441	$20,865	$20,723	$16,721	$37,444

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
General and administrative expense	$9,720	$14,199	$25,206
Oil and natural gas production expense	1,080	1,350	3,255

Total share-based compensation costs	10,800	15,549	28,461

Less: share-based compensation costs capitalized	(4,053)	(4,152)	(5,902)

Share-based compensation expensed	$6,747	$11,397	$22,559

        As of December 31, 2013, there was $15.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.0 years.

8. FAIR VALUE MEASUREMENTS

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

        The three levels of the fair value hierarchy are as follows:

          Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

          Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, but are either directly or indirectly observable as of the reported date and for substantially the full term of the instrument. Inputs may include quoted prices for similar assets and liabilities. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

          Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of December 31, 2013
Assets (Liabilities):
Commodity derivative contracts	$—	$340	$—	$340
Commodity derivative contracts	—	(24,065)	—	(24,065)
Share-based compensation	—	—	(20,928)	(20,928)

        The Company's commodity derivative instruments consist primarily of swaps, collars and option contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

        Share-based compensation.    The Company's current share-based compensation liability includes a liability for restricted share unit awards (RSUs), share appreciation rights (SARs) and employee stock ownership plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company's estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company's operations and reserve characteristics. While some inputs to the Company's calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company's own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Years Ended December 31,
	2012	2013
Fair value liability, beginning of period	$—	$(3,091)
Transfers into Level 3(1)	(3,091)	(16,534)
Transfers out of Level 3(2)	—	3,397
Change in fair value of Level 3	—	(4,700)

Fair value liability, end of period	$(3,091)	$(20,928)

(1)
The transfers into Level 3 liability during 2012 and 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during 2013 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of Venoco's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair value of the second lien term loan facility, senior notes, secured notes and senior PIK toggle notes listed in the

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

tables below were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2012		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$—	$—	$205,000	$205,000
Second lien term loan	308,960	322,088	—	—
11.50% senior notes	144,724	155,625	—	—
8.875% senior notes	500,000	468,625	500,000	490,000
Denver Parent Corporation:
Secured notes	60,000	60,000	—	—
12.25% / 13.00% senior PIK toggle notes	—	—	248,501	244,773

9. INCOME TAXES

        The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Beginning with the 2012 calendar year, DPC files consolidated federal and state income tax returns including the operating results of Venoco. The income tax provisions for DPC and Venoco have been prepared on a separate return basis. DPC and Venoco did not have a current or deferred income tax provision in each of the years presented since each has a full valuation allowance against its net deferred tax assets in 2011, 2012 and 2013.

        As of December 31, 2013, DPC has net operating loss carryovers ("NOLs") as of December 31, 2013 of $502 million for federal income tax purposes and $462 million for financial reporting purposes, and Venoco has net operating loss carryovers as of December 31, 2013 of $457 million for federal income tax purposes and $417 million for financial reporting purposes. The difference between the federal income tax NOLs and the financial reporting NOLs of $40 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2033.

        Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were a key consideration that led Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2013, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

9. INCOME TAXES (Continued)

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

        A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 35% to the Company's income tax provision (benefit) is as follows (in thousands):

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
Income tax expense (benefit) at federal statutory rate	$21,810	$(16,305)	$5,012	$21,810	$(17,324)	$(9,954)
State income taxes	2,392	(1,787)	403	2,392	(1,898)	(801)
Going private transaction costs	—	2,195	—	—	2,195	—
Other	(1,200)	739	(378)	(1,200)	739	(435)
Valuation allowance	(23,002)	15,158	(5,037)	(23,002)	16,288	11,190

	$—	$—	$—	$—	$—	$—

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

9. INCOME TAXES (Continued)

        The components of deferred tax assets and (liabilities) are as follows (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Deferred income tax assets:
Net operating losses	$140,131	$162,126	$141,261	$179,483
Unrealized commodity derivative losses	20,033	12,120	20,033	12,120
Accrued liabilities	1,371	830	1,371	830
Share-based compensation	5,221	14,159	5,221	14,159
Charitable contributions	2,369	2,238	2,369	2,238
Other current assets	309	487	309	487
Asset retirement obligations	16,823	14,439	16,823	14,439
Alternative minimum tax credits	10,585	10,585	10,585	10,585
Valuation allowance	(129,537)	(124,501)	(130,667)	(141,858)

	67,305	92,483	67,305	92,483
Deferred income tax liabilities:
Oil and gas properties	(65,769)	(90,969)	(65,769)	(90,969)
Prepaid expenses	(1,337)	(1,227)	(1,337)	(1,227)
Investments	(199)	(287)	(199)	(287)

	(67,305)	(92,483)	(67,305)	(92,483)

Net deferred income tax assets (liabilities)	$—	$—	$—	$—

        The Company's federal income tax returns for the 2003 through 2008 tax years have been examined by the U.S. Internal Revenue Service ("IRS") with minimal disallowed deductions resulting from the examinations. As part of that process with the IRS, the Company carried back NOLs to tax years 2003 through 2005, which resulted in federal tax refunds of $8.6 million. The 2009 through 2012 tax years remain open to examination by the IRS.

        During 2010, the California Franchise Tax Board ("FTB") completed an examination of the Company's 2003 and 2004 California income tax returns. No adjustments resulted from this examination other than adjustments related to the finalization of the federal examinations discussed above, which the Company had previously provided for in its liability for uncertain state tax positions. The 2007 through 2012 tax years remain open to examination by the various state jurisdictions.

        Due to the finalization of the 2003 through 2008 IRS examinations, the NOL carryback claims filed with the IRS and the finalization of the 2003 and 2004 FTB examinations, the Company believes that it has no liability for uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

        In 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria Avenue, LLC ("6267 Carpinteria") to its then sole stockholder, a trust controlled by

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

10. RELATED PARTY TRANSACTIONS (Continued)

Timothy Marquez, the Company's then-Chairman and CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. The Company made lease payments to 6267 Carpinteria under a lease for the office building entered into prior to the dividend. In March 2013, the building was sold to an independent third party, and the lease terms were modified at closing under similar terms through 2023. The Company made minimum lease payments of approximately $1.2 million, $1.2 million and $0.2 million to 6267 Carpinteria in 2011, 2012 and 2013, respectively.

        The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred costs related to the agreement of $1.2 million, $0.7 million and $0.7 million in 2011, 2012 and 2013, respectively.

        Mr. Edward O'Donnell was appointed the COO of the Company in January 2012 and CEO in August 2012. Per the employment agreement entered into in connection with Mr. O'Donnell's appointment, the Company agreed to purchase his residence in Santa Barbara County, California to facilitate his relocation from California to Denver, Colorado. In February 2012, the Company purchased Mr. O'Donnell's residence for the appraised value of $1.6 million. In December 2012, the Company sold the residence for $1.1 million and recognized a $0.5 million loss on sale of the asset.

11. COMMITMENTS

        Leases—The Company has entered into lease agreements for office space, an office building, and a parcel of land adjacent to the Ellwood pier used for pier access. As of December 31, 2013, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $1.9 million in 2014, $2.2 million in 2015, $2.3 million in 2016, $2.3 million in 2017, $2.6 million in 2018 and $11.4 million thereafter. Net rent expense incurred for office space and the office building was $2.3 million, $2.3 million and $2.0 million in 2011, 2012 and 2013, respectively.

12. CONTINGENCIES

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

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

12. CONTINGENCIES (Continued)

without merit. Based on information known to Venoco, it does not believe that it is probable that the indemnity claims will result in a material judgment against it. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011, Timothy Marquez, the then-Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, three lawsuits were filed in the Delaware Court of Chancery in September 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware (three in January and two in February) and three suits were filed in federal court in Colorado (two in January and one in February) naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in 2015.

        Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. Venoco believes the petition is without merit. It will be vigorously contested.

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (the "SLC") filed suit against Venoco alleging that Venoco underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The principal issues in dispute were (i) the oil price on which

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

12. CONTINGENCIES (Continued)

royalties should be calculated and (ii) whether Venoco is entitled to consider the cost of transporting oil from the South Ellwood field to the point of sale in calculating the market price of oil at the wellhead.

        In August 2013 Venoco and the SLC entered into a definitive settlement agreement pursuant to which (i) the SLC agreed with the Company's methodology for calculating royalties on oil and gas production from the South Ellwood field and (ii) the parties agreed that all royalty payments made through February 2013 were correct. The litigation between the parties has been dismissed with prejudice without liability to Venoco.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2012 and 2013 (in thousands):

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2012:
Revenues	$85,363	$82,499	$96,698	$91,956	$85,363	$82,499	$96,698	$91,956
Income (loss) from operations	18,880	24,315	36,127	22,715	18,880	24,315	36,127	22,715
Net income (loss)	(27,938)	14,546	(30,057)	(3,138)	(27,938)	14,546	(30,057)	(6,049)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Year Ended December 31, 2013:
Revenues	$87,263	$82,359	$80,945	$66,935	$87,263	$82,359	$80,945	$66,935
Income (loss) from operations	40,364	39,597	44,589	9,744	40,364	39,467	44,558	9,644
Net income (loss)	(4,243)	41,241	(2,911)	(19,768)	(9,445)	37,797	(28,584)	(28,208)

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following information concerning the Company's natural gas and oil operations has been provided pursuant to the FASB guidance regarding Oil and Gas Reserve Estimation and Disclosures.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

At December 31, 2013, the Company's oil and natural gas producing activities were conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2011, 2012 and 2013 were prepared by DeGolyer and MacNaughton, independent petroleum reserve engineers.

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2011	2012	2013
	(in thousands)
Unevaluated properties(1)	$52,021	$16,165	$12,939
Properties subject to amortization	1,971,499	1,927,259	1,991,644

Total capitalized costs	2,023,520	1,943,424	2,004,583
Accumulated depletion(2)	(1,229,264)	(1,311,898)	(1,357,927)

Net capitalized costs	$794,256	$631,526	$646,656

(1)
Unevaluated costs represent leasehold and seismic costs which the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within three years.

(2)
Depletion expense for the years ended December 31, 2011, 2012 and 2013 was $81.6 million, $82.6 million and $46.0 million, respectively ($12.69, $13.02 and $13.27, respectively, per equivalent barrel of oil).

Capitalized Costs Incurred

        Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2011, 2012 and 2013 include capitalized general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $27.0 million, $27.5 million and $23.0 million, respectively. Costs incurred also include asset retirement costs of $(7.8) million, $1.1 million and $0.5 million recorded during the years ended December 31, 2011, 2012 and 2013, respectively.

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Property acquisition and leasehold costs:
Unevaluated property	$17,772	$8,693	$748
Proved property	1,636	401	172
Exploration costs	131,394	43,585	41,588
Development costs	96,176	166,579	54,525

Total costs incurred	$246,978	$219,258	$97,033

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

Estimated Net Quantities of Natural Gas and Oil Reserves

        The following table sets forth the Company's net proved reserves, including changes, proved developed reserves and proved undeveloped reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2011, 2012 and 2013.

	Crude Oil, Liquids and Condensate (MBbls)(4)			Natural Gas (MMcf)
	2011(1)	2012(2)	2013(3)	2011(1)	2012(2)	2013(3)
Beginning of the year reserves	42,571	47,413	50,435	255,163	290,824	10,850
Revisions of previous estimates	5,857	(2,874)	(1,232)	(30,047)	(9,074)	2,149
Extensions and discoveries(5)	1,426	9,948	4,750	89,231	—	1,832
Purchases of reserves in place	—	—	—	400	—	—
Production	(2,441)	(2,940)	(3,179)	(23,923)	(20,430)	(1,115)
Sales of reserves in place	—	(1,112)	—	—	(250,470)	—

End of year reserves	47,413	50,435	50,774	290,824	10,850	13,716

Proved developed reserves:
Beginning of year	22,270	25,131	35,115	122,928	141,806	7,255
End of year	25,131	35,115	34,508	141,806	7,255	10,394
Proved undeveloped reserves:
Beginning of year	20,301	22,282	15,320	132,235	149,018	3,595
End of year	22,282	15,320	16,266	149,018	3,595	3,322

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(2)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2012.

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

(4)
Natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 3.1%, 2.3% and 3.4% at December 31, 2011, 2012 and 2013, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

(5)
Extensions for the years ended December 31, 2011 include 89,031 MMcf resulting from the Company's infill program in the Sacramento Basin. Extensions for the year ended December 31, 2012 represent results from the Hastings Complex's response to the CO2 project. Extensions for the year ended December 31, 2013 represent results from the drilling at the South Ellwood field of the Coil Oil Point well and the addition of reserves for two additional undeveloped locations.

        Uncertainties with respect to future acquisition and development of reserves include (i) the success of development programs, including potential changes to the Company's drilling schedule based on ongoing operational results, (ii) the ability to obtain permits from relevant regulatory bodies to pursue development projects, (iii) changes in commodity prices, and (iv) the availability of sufficient cash flow from operations or external financing to fund the capital expenditure program. In addition, the Company has 10.9 million barrels of oil equivalent proved reserves related to its reversionary interest in the Hastings Complex CO2 project, which will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and the Company is able to back in to a 22.45% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the existing commodity price and operating cost environment.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

        The following summarizes the policies used in the preparation of the accompanying oil and natural gas reserve disclosures, standardized measures of discounted future net cash flows from proved oil and natural gas reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by the Oil and Gas Reserve Estimation and Disclosure guidance issued by the FASB, is an attempt to present the information in a manner comparable with industry peers.

        The information is based on estimates of proved reserves attributable to the Company's interest in oil and natural gas properties as of December 31 of the years presented. These estimates were prepared by independent petroleum reserve engineers. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

          (1)   Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

          (2)   The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves as of December 31, 2011, 2012 and 2013.

          (3)   The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions.

          (4)   Future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company's proved oil and natural gas reserves.

          (5)   Future net cash flows are discounted to present value by applying a discount rate of 10%.

        The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

        The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows and does not include cash flows associated with hedges outstanding at each of the respective reporting dates.

	As of December 31,
	2011	2012	2013
	(in thousands)
Future cash inflows	$5,810,038	$5,095,158	$5,020,925
Future production costs	(1,673,857)	(1,921,339)	(1,829,168)
Future development and abandonment costs	(672,072)	(218,647)	(271,746)
Future income taxes	(946,166)	(829,909)	(775,850)

Future net cash flows	2,517,943	2,125,263	2,144,161
10% annual discount for estimated timing of cash flows	(1,153,797)	(967,811)	(990,444)

Standardized measure of discounted future net cash flows	$1,364,146	$1,157,452	$1,153,717

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

        The following table summarizes changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Beginning of the year	$902,901	$1,364,146	$1,157,452
Changes in prices and production costs	473,194	(115,253)	(14,656)
Revisions of previous quantity estimates	19,096	(136,159)	(26,234)
Changes in future development costs	84,061	(18,150)	(33,958)
Development costs incurred during the period	28,771	99,217	31,485
Extensions, discoveries and improved recovery, net of related costs	258,317	171,849	109,868
Sales of oil and natural gas, net of production costs	(213,599)	(243,131)	(232,472)
Accretion of discount	112,718	177,456	145,483
Net change in income taxes	(216,559)	90,074	48,095
Sale of reserves in place	—	(193,964)	—
Purchases of reserves in place	378	—	—
Production timing and other	(85,132)	(38,633)	(31,346)

End of year	$1,364,146	$1,157,452	$1,153,717

15. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of Venoco other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, Venoco's obligations under its 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of December 31, 2013. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC's 12.25% / 13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$—	$—	$—	$53,818
Accounts receivable	109,308	99	(1,051)	—	108,356
Inventories	5,101	—	—	—	5,101
Other current assets	4,448	—	—	—	4,448
Commodity derivatives	153	—	—	—	153

TOTAL CURRENT ASSETS	172,828	99	(1,051)	—	171,876

PROPERTY, PLANT & EQUIPMENT, NET	812,723	(184,155)	20,034	—	648,602
INVESTMENTS IN AFFILIATES	541,141	—	—	(541,141)	—
OTHER	25,543	60	—	—	25,603

TOTAL ASSETS	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,315	$—	$—	$—	$57,315
Interest payable	27,862	—	—	—	27,862
Current maturities of long-term debt	104,494	—	—	—	104,494
Commodity and interest derivatives	20,607	—	—	—	20,607
Share-based compensation	10,424	—	—	—	10,424

TOTAL CURRENT LIABILITIES:	220,702	—	—	—	220,702

LONG-TERM DEBT	849,190	—	—	—	849,190
COMMODITY AND INTEREST DERIVATIVES	20,287	—	—	—	20,287
ASSET RETIREMENT OBLIGATIONS	39,003	1,407	709	—	41,119
SHARE-BASED COMPENSATION	10,441	—	—	—	10,441
INTERCOMPANY PAYABLES (RECEIVABLES)	708,270	(653,163)	(55,107)	—	—

TOTAL LIABILITIES	1,847,893	(651,756)	(54,398)	—	1,141,739

TOTAL STOCKHOLDERS' EQUITY	(295,658)	467,760	73,381	(541,141)	(295,658)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$—	$—	$—	$828
Accounts receivable	22,593	113	1,031	—	23,737
Inventories	5,166	—	—	—	5,166
Other current assets	4,587	—	—	—	4,587
Commodity derivatives	340	—	—	—	340

TOTAL CURRENT ASSETS	33,514	113	1,031	—	34,658

PROPERTY, PLANT & EQUIPMENT, NET	827,796	(184,250)	19,083	—	662,629
INVESTMENTS IN AFFILIATES	558,630	—	—	(558,630)	—
OTHER	17,509	60	—	—	17,569

TOTAL ASSETS	1,437,449	(184,077)	20,114	(558,630)	714,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	32,966	—	—	—	32,966
Interest payable	17,408	—	—	—	17,408
Current maturities of long-term debt	—	—	—	—	—
Commodity and interest derivatives	13,464	—	—	—	13,464
Share-based compensation	20,723	—	—	—	20,723

TOTAL CURRENT LIABILITIES:	84,561	—	—	—	84,561

LONG-TERM DEBT	705,000	—	—	—	705,000
COMMODITY AND INTEREST DERIVATIVES	10,601	—	—	—	10,601
ASSET RETIREMENT OBLIGATIONS	33,707	1,525	750	—	35,982
SHARE-BASED COMPENSATION	16,721	—	—	—	16,721
INTERCOMPANY PAYABLES (RECEIVABLES)	724,832	(654,209)	(70,659)	36	—

TOTAL LIABILITIES	1,575,422	(652,684)	(69,909)	36	852,865

TOTAL STOCKHOLDERS' EQUITY	(137,973)	468,607	90,023	(558,666)	(138,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,437,449	$(184,077)	$20,114	$(558,630)	$714,856

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$321,813	$1,610	$—	$—	$323,423
Other	4,963	56	4,560	(4,224)	5,355

Total revenues	326,776	1,666	4,560	(4,224)	328,778

EXPENSES:
Lease operating expense	92,402	54	1,644	—	94,100
Production and property taxes	6,581	(336)	131	—	6,376
Transportation expense	13,220	—	—	(3,872)	9,348
Depletion, depreciation and amortization	86,069	104	(356)	—	85,817
Accretion of asset retirement obligations	6,231	129	63	—	6,423
General and administrative, net of amounts capitalized	39,069	1	468	(352)	39,186

Total expenses	243,572	(48)	1,950	(4,224)	241,250

Income from operations	83,204	1,714	2,610	—	87,528

FINANCING COSTS AND OTHER:
Interest expense, net	65,324	—	(4,211)	—	61,113
Amortization of deferred loan costs	2,310	—	—	—	2,310
Interest rate derivative losses, net	1,083	—	—	—	1,083
Loss on extinguishment of debt	1,357	—	—	—	1,357
Commodity derivative losses (gains), net	(40,649)	—	—	—	(40,649)

Total financing costs and other	29,425	—	(4,211)	—	25,214

Equity in subsidiary income	5,292	—	—	(5,292)	—

Income (loss) before income taxes	59,071	1,714	6,821	(5,292)	62,314
Income tax provision (benefit)	(3,243)	651	2,592	—	—

Net income (loss)	$62,314	$1,063	$4,229	$(5,292)	$62,314

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$349,039	$1,387	$—	$—	$350,426
Other	4,110	18	10,336	(8,374)	6,090

Total revenues	353,149	1,405	10,336	(8,374)	356,516

EXPENSES:
Lease operating expense	89,710	45	2,133	—	91,888
Production and property taxes	9,401	16	271	—	9,688
Transportation expense	13,188	6	—	(8,025)	5,169
Depletion, depreciation and amortization	85,868	104	808	—	86,780
Accretion of asset retirement obligations	5,610	120	38	—	5,768
General and administrative, net of amounts capitalized	55,038	2	495	(349)	55,186

Total expenses	258,815	293	3,745	(8,374)	254,479

Income from operations	94,334	1,112	6,591	—	102,037

FINANCING COSTS AND OTHER:
Interest expense, net	75,343	—	(3,944)	—	71,399
Amortization of deferred loan costs	2,756	—	—	—	2,756
Loss on extinguishment of debt	1,520	—	—	—	1,520
Commodity derivative losses (gains), net	72,949	—	—	—	72,949

Total financing costs and other	152,568	—	(3,944)	—	148,624

Equity in subsidiary income	7,221	—	—	(7,221)	—

Income (loss) before income taxes	(51,013)	1,112	10,535	(7,221)	(46,587)
Income tax provision (benefit)	(4,426)	422	4,004	—	—

Net income (loss)	$(46,587)	$690	$6,531	$(7,221)	$(46,587)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$312,140	$1,233	$—	$—	$313,373
Other	1,259	—	16,073	(13,203)	4,129

Total revenues	313,399	1,233	16,073	(13,203)	317,502

EXPENSES:
Lease operating expense	75,144	50	2,592	—	77,786
Production and property taxes	3,216	100	205	—	3,521
Transportation expense	13,001	12	—	(12,832)	181
Depletion, depreciation and amortization	47,939	105	796	—	48,840
Accretion of asset retirement obligations	2,319	117	41	—	2,477
General and administrative, net of amounts capitalized	50,248	1	525	(371)	50,403

Total expenses	191,867	385	4,159	(13,203)	183,208

Income from operations	121,532	848	11,914	—	134,294
FINANCING COSTS AND OTHER:
Interest expense, net	69,841	—	(4,727)	—	65,114
Amortization of deferred loan costs	3,705	—	—	—	3,705
Loss on extinguishment of debt	38,549	—	—	—	38,549
Commodity derivative losses (gains), net	12,607	—	—	—	12,607

Total financing costs and other	124,702	—	(4,727)	—	119,975

Equity in subsidiary income	10,843	—	—	(10,843)	—

Income (loss) before income taxes	7,673	848	16,641	(10,843)	14,319
Income tax provision (benefit)	(6,646)	322	6,324	—	—

Net income (loss)	$14,319	$526	$10,317	$(10,843)	$14,319

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$117,075	$1,882	$6,539	$—	$125,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(236,022)	66	(8,601)	—	(244,557)
Acquisitions of oil and natural gas properties	(253)	—	—	—	(253)
Expenditures for property and equipment and other	(1,671)	—	—	—	(1,671)

Net cash provided by (used in) investing activities	(237,946)	66	(8,601)	—	(246,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(114)	(1,948)	2,062	—	—
Proceeds from long-term debt	588,000	—	—	—	588,000
Principal payments on long-term debt	(535,311)	—	—	—	(535,311)
Payments for deferred loan costs	(12,669)	—	—	—	(12,669)
Proceeds from issuance of common stock	82,800	—	—	—	82,800
Stock issuance costs	(629)	—	—	—	(629)
Proceeds from stock incentive plans and other	1,935	—	—	—	1,935

Net cash provided by (used in) financing activities	124,012	(1,948)	2,062	—	124,126

Net increase (decrease) in cash and cash equivalents	3,141	—	—	—	3,141
Cash and cash equivalents, beginning of period	5,024	—	—	—	5,024

Cash and cash equivalents, end of period	$8,165	$—	$—	$—	$8,165

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$149,613	$1,374	$12,820	$—	$163,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(230,071)	59	6,176	—	(223,836)
Acquisitions of oil and natural gas properties	(179)	—	—	—	(179)
Expenditures for property and equipment and other	(4,081)	—	(137)	—	(4,218)
Proceeds from sale of oil and natural gas properties	171,603	—	—	—	171,603

Net cash provided by (used in) investing activities	(62,728)	59	6,039	—	(56,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	20,292	(1,433)	(18,859)	—	—
Proceeds from long-term debt	609,700	—	—	—	609,700
Principal payments on long-term debt	(344,000)	—	—	—	(344,000)
Payments for deferred loan costs	(10,442)	—	—	—	(10,442)
Proceeds from stock incentive plans and other	133	—	—	—	133
Shares purchased in connection with going private transaction	(310,907)	—	—	—	(310,907)
Going private share repurchase costs	(1,366)	—	—	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after the going private transaction	(1,972)	—	—	—	(1,972)
Dividend paid to Denver Parent Corporation	(2,670)	—	—	—	(2,670)

Net cash provided by (used in) financing activities	(41,232)	(1,433)	(18,859)	—	(61,524)

Net increase (decrease) in cash and cash equivalents	45,653	—	—	—	45,653
Cash and cash equivalents, beginning of period	8,165	—	—	—	8,165

Cash and cash equivalents, end of period	$53,818	$—	$—	$—	$53,818

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$71,587	$1,095	$16,835	$—	$89,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(101,845)	10	(160)	—	(101,995)
Acquisitions of oil and natural gas properties	(45)	—	—	—	(45)
Expenditures for property and equipment and other	(2,490)	—	—	—	(2,490)
Proceeds from sale of oil and natural gas properties	101,077	—	—	—	101,077

Net cash provided by (used in) investing activities	(3,303)	10	(160)	—	(3,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	17,780	(1,105)	(16,675)	—	—
Proceeds from long-term debt	456,900	—	—	—	456,900
Principal payments on long-term debt	(716,900)	—	—	—	(716,900)
Payments for deferred loan costs	(1,260)	—	—	—	(1,260)
Premium to retire debt	(20,370)	—	—	—	(20,370)
Going private share repurchase costs	(9)	—	—	—	(9)
Dividend paid to Denver Parent Corporation	(15,800)	—	—	—	(15,800)
DPC capital contribution	158,385	—	—	—	158,385

Net cash provided by (used in) financing activities	(121,274)	(1,105)	(16,675)	—	(139,054)

Net increase (decrease) in cash and cash equivalents	(52,990)	—	—	—	(52,990)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$828	$—	$—	$—	$828

Exhibits

Exhibits	Description
31.1	Certificate of Principal Executive Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Principal Executive Officer Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Principal Financial Officer of Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer of Venoco, Inc. pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Executive Officer and Principal Financial Officer of Denver Parent Corporation pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ TIMOTHY A. FICKER
Name:	Timothy A. Ficker
Title:	Chief Financial Officer
Date:	May 20, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DEPUY Mark DePuy	Interim President and Chief Operating Officer (Principal Executive Officer)	May 20, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	May 20, 2014
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	May 20, 2014
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Director	May 20, 2014
/s/ JOEL L. REED Joel L. Reed	Director	May 20, 2014
/s/ RICHARD S. WALKER Richard S. Walker	Director	May 20, 2014

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY A. FICKER
Name:	Timothy A. Ficker
Title:	Chief Financial Officer
Date:	May 20, 2014

II-1

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer) May 20, 2014

II-2