Form 10-Q
period 2014-06-30
DENVER PARENT Corp; Venoco, Inc.
filed 2014-08-19
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

         As of August 18, 2014, there were 30,297,459 shares of common stock Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our proposed lease line adjustment in the South Ellwood field, our future debt levels and liquidity and Venoco's future ability to pay cash dividends, its compliance with covenants under its revolving credit agreement, possible waivers in the event of non-compliance with those covenants or amendments to the agreement, the closing of the pending asset sale and potential other deleveraging transactions. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

  •
  changes in oil prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks relating to the concentration of our properties in a limited number of areas in California;

  •
  risks related to our indebtedness, including the risk that Venoco will breach covenants under its revolving credit facility and that lenders may accelerate some or all of our indebtedness;

  •
  a potential inability to effect deleveraging transactions or otherwise reduce risks relating to our indebtedness;

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

  •
  exploitation, development and exploration results;

  •
  the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

  •
  our ability to manage expenses, including expenses associated with asset retirement obligations;

  •
  a lack of available capital and financing, including as a result of a reduction in the borrowing base under Venoco's revolving credit facility or the termination of the lenders' commitments under the facility;

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

  •
  delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties, including in connection with our proposed lease line adjustment in the South Ellwood field;

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND
SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended June 30, 2014

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$65	$17,336	$4,541
Accounts receivable	23,737	23,006	23,780	22,903
Inventories	5,166	3,970	5,166	3,970
Other current assets	4,587	2,153	4,595	2,183
Commodity derivatives	340	37	340	37

Total current assets	34,658	29,231	51,217	33,634

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,991,644	2,049,899	1,991,644	2,049,899
Unproved	12,939	8,487	12,939	8,487
Accumulated depletion	(1,357,927)	(1,380,628)	(1,357,927)	(1,380,628)

Net oil and gas properties	646,656	677,758	646,656	677,758
Other property and equipment, net of accumulated depreciation and amortization of $14,859 and $14,353 at December 31, 2013 and June 30, 2014, respectively	15,973	15,234	15,973	15,234

Net property, plant and equipment	662,629	692,992	662,629	692,992

OTHER ASSETS:
Deferred loan costs	11,742	10,472	17,046	15,437
Other	5,827	4,061	5,827	4,061

Total other assets	17,569	14,533	22,873	19,498

TOTAL ASSETS	$714,856	$736,756	$736,719	$746,124

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$730,000	$—	$988,295
Accounts payable and accrued liabilities	32,966	38,321	33,017	38,421
Interest payable	17,408	17,058	29,133	19,968
Commodity derivatives	13,464	17,546	13,464	17,546
Share-based compensation	20,723	3,611	20,723	3,611

Total current liabilities	84,561	806,536	96,337	1,067,841

LONG-TERM DEBT	705,000	—	953,501	—
COMMODITY DERIVATIVES	10,601	14,975	10,601	14,975
ASSET RETIREMENT OBLIGATIONS	35,982	37,733	35,982	37,733
SHARE-BASED COMPENSATION	16,721	17,018	16,721	17,018

Total liabilities	852,865	876,262	1,113,142	1,137,567

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2013 and June 30, 2014; 30,150,933 and 30,297,459 DPC shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively)	299	299	301	303
Additional paid-in capital	283,488	285,089	72,272	73,871
Retained earnings (accumulated deficit)	(421,796)	(424,894)	(448,996)	(465,617)

Total stockholders' equity	(138,009)	(139,506)	(376,423)	(391,443)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,856	$736,756	$736,719	$746,124

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014	2013	2014	2013	2014
REVENUES:
Oil and natural gas sales	$81,449	$66,563	$167,408	$129,101	$81,449	$66,563	$167,408	$129,101
Other	910	476	2,214	935	910	476	2,214	935

Total revenues	82,359	67,039	169,622	130,036	82,359	67,039	169,622	130,036
EXPENSES:
Lease operating expense	17,914	18,185	36,445	37,653	17,914	18,185	36,445	37,653
Property and production taxes	1,407	2,270	2,534	4,006	1,407	2,270	2,534	4,006
Transportation expense	45	49	83	106	45	49	83	106
Depletion, depreciation and amortization	12,406	11,794	23,978	22,970	12,406	11,794	23,978	22,970
Impairment of oil and natural gas properties	—	817	—	817	—	817	—	817
Accretion of asset retirement obligations	615	556	1,271	1,223	615	556	1,271	1,223
General and administrative, net of amounts capitalized	10,375	8,990	25,350	17,652	10,505	9,075	25,480	17,991

Total expenses	42,762	42,661	89,661	84,427	42,892	42,746	89,791	84,766

Income from operations	39,597	24,378	79,961	45,609	39,467	24,293	79,831	45,270
FINANCING COSTS AND OTHER:
Interest expense, net	17,401	13,351	36,255	26,291	20,414	21,766	44,218	42,889
Amortization of deferred loan costs	906	863	2,019	1,696	1,207	1,110	2,572	2,187
Loss on extinguishment of debt	—	—	21,297	—	—	—	21,297	—
Commodity derivative losses (gains), net	(19,951)	18,910	(16,608)	16,815	(19,951)	18,910	(16,608)	16,815

Total financing costs and other	(1,644)	33,124	42,963	44,802	1,670	41,786	51,479	61,891

Income (loss) before income taxes	41,241	(8,746)	36,998	807	37,797	(17,493)	28,352	(16,621)
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$41,241	$(8,746)	$36,998	$807	$37,797	$(17,493)	$28,352	$(16,621)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	29,936	$299	$283,488	$(421,796)	$(138,009)
Excess of share-based compensation expense recognized over payments made	—	—	1,601	—	1,601
Dividend to DPC	—	—	—	(3,905)	(3,905)
Net income (loss)	—	—	—	807	807

BALANCE AT JUNE 30, 2014	29,936	$299	$285,089	$(424,894)	$(139,506)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	30,151	$301	$72,272	$(448,996)	$(376,423)
Excess of share-based compensation expense recognized over payments made	—	—	1,601	—	1,601
ESOP Issuance	146	2	(2)	—	—
Net income (loss)	—	—	—	(16,621)	(16,621)

BALANCE AT JUNE 30, 2014	30,297	$303	$73,871	$(465,617)	$(391,443)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,998	$807	$28,352	$(16,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	23,978	22,970	23,978	22,970
Impairment of oil and natural gas properties	—	817	—	817
Accretion of asset retirement obligations	1,271	1,223	1,271	1,223
Share-based compensation	—	1,601	—	1,601
Interest paid-in-kind	—	—	5,005	9,264
Amortization of deferred loan costs	2,019	1,696	2,572	2,187
Loss on extinguishment of debt	21,297	—	21,297	—
Amortization of bond discounts and other	574	—	574	530
Unrealized commodity derivative (gains) losses and amortization of premiums	(36,357)	8,760	(36,357)	8,760
Changes in operating assets and liabilities:
Accounts receivable	8,845	731	9,057	877
Inventories	(243)	1,196	(243)	1,196
Other current assets	1,502	2,366	1,502	2,301
Other assets	(1,655)	1,766	(1,655)	1,766
Accounts payable and accrued liabilities	(19,978)	3,739	(17,020)	(5,027)
Share-based compensation liabilities	2,738	(16,815)	2,738	(16,815)
Net premiums paid on derivative contracts	(1,494)	—	(1,494)	—

Net cash provided by operating activities	39,495	30,857	39,577	15,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(45,516)	(52,046)	(45,516)	(52,046)
Acquisitions of oil and natural gas properties	(40)	(16)	(40)	(16)
Expenditures for other property and equipment	(2,007)	(295)	(2,007)	(295)
Proceeds from sale of oil and natural gas properties	100,332	—	100,332	—

Net cash provided by (used in) investing activities	52,769	(52,357)	52,769	(52,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	294,900	132,000	294,900	132,000
Principal payments on long-term debt	(426,900)	(107,000)	(426,900)	(107,000)
Premium for early retirement of debt	(9,450)	—	(9,450)	—
Payments for deferred loan costs	(1,107)	(358)	(1,734)	(467)
Going private share repurchase costs	(9)	—	(9)	—
Dividend paid to Denver Parent Corporation	—	(3,905)	—	—
Denver Parent Corporation capital contribution	—	—	150	—

Net cash provided by (used in) financing activities	(142,566)	20,737	(143,043)	24,533

Net (decrease) increase in cash and cash equivalents	(50,302)	(763)	(50,697)	(12,795)
Cash and cash equivalents, beginning of period	53,818	828	54,318	17,336

Cash and cash equivalents, end of period	$3,516	$65	$3,621	$4,541

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$42,217	$26,641	$42,217	$42,260
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(3,197)	$2,766	$(3,197)	$2,766
Write off of deferred loan costs related to refinancing of notes	$5,961	$—	$5,961	$—

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        No condensed consolidated statement of comprehensive income (loss) is presented because the Company had no comprehensive income or loss activity in the periods presented.

        Liquidity    The additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility, which become more restrictive over time, has increased debt-related risks. The agreement governing the revolving credit facility requires, among other things, that Venoco maintain a minimum current assets to current liabilities ratio of 1.00 to 1.00 and a maximum debt to EBITDA ratio of 5.50 to 1.00 (as of June 30, 2014) and 5.25 to 1.00 (as of September 30, 2014). See note 2 for more information regarding the financial covenants included in the revolving credit agreement. We currently project that Venoco will be out of compliance with the debt to EBITDA ratio covenant as of September 30, 2014. Because this non-compliance would allow the revolving credit facility lenders to accelerate the indebtedness under the facility, and that acceleration would then allow the holders of both Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes, the consolidated balance sheet of Venoco reflects all of the amounts outstanding under the revolving credit facility and the Venoco 8.875% senior notes as current liabilities as of June 30, 2014. For the same reasons, the balance sheet of DPC reflects that indebtedness, plus the DPC 12.25% / 13.00% senior PIK toggle notes, as current liabilities as of June 30, 2014.

        On August 18, 2014, Venoco entered into a purchase and sale agreement for the sale of its West Montalvo properties for $200 million, subject to certain adjustments. The sale is expected to be completed in October 2014 and Venoco expects to apply 100% of the net proceeds to reduce the principal balance outstanding on the revolving credit facility. In connection with this asset sale and in the event Venoco breaches the debt to EBITDA covenant as of September 30, 2014, or continues to expect such a breach, Venoco anticipates seeking an amendment or waiver from the revolving credit facility lenders that would cure any actual or prospective covenant breach as of September 30, 2014. There can be no assurance that Venoco will be able to obtain such an amendment or waiver, or that the proposed asset sale will be completed at the expected time or at all. If we are not able to obtain future amendments or waivers as needed, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Income Taxes    The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

        As of December 31, 2013, DPC and Venoco have net operating loss carryovers ("NOLs") for federal income tax purposes of $502 million and $457 million, respectively. DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were a key consideration that led each of Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2013 and June 30, 2014, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

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

        In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied using one of two acceptable methods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's consolidated financial statements and disclosures.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014
Revolving credit agreement due March 2016	$205,000	$230,000	$205,000	$230,000
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
12.25% / 13.00% senior PIK toggle notes due August 2018	—	—	248,501	258,295

Total long-term debt	705,000	730,000	953,501	988,295
Less: current portion of long-term debt	—	730,000	—	988,295

Long-term debt, net of current portion	$705,000	$—	$953,501	$—

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of June 30, 2014.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. LONG-TERM DEBT (Continued)

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of August 18, 2014, Venoco had $263 million outstanding on the facility and had available borrowing capacity of $14 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. Venoco paid cash dividends of $15.8 million and $3.9 million to DPC in September 2013 and February 2014, respectively.

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

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. The August 2014 interest payment was paid 25% in cash and 75% PIK interest. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively,"PIK interest"). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

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

        The Company's derivative contracts generally provide for monthly settlement based on the difference between a fixed price established in the derivative contract and a benchmark price, typically either Inter-Continental Exchange Brent ("Brent") or WTI. Historically, the two price indexes have frequently demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. The Company cannot predict how the differential between Brent (or WTI) and the Southern California indexes applicable to our production will change in the future, and it is possible that it will increase. Because our hedging arrangements are based on benchmark prices, they do not protect us from adverse changes in the differential between the benchmark price and the Southern California indexes applicable to our production. The difficulty involved in predicting that differential makes it difficult for us to effectively hedge our production.

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Realized commodity derivative losses (gains)	$5,132	$4,530	$19,749	$8,055
Amortization of commodity derivative premiums	1,018	1,204	1,967	2,408
Unrealized commodity derivative losses (gains) for changes in fair value	(26,101)	13,176	(38,324)	6,352

Commodity derivative losses (gains), net	$(19,951)	$18,910	$(16,608)	$16,815

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company unwound all of its then outstanding natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. In February 2013, the Company unwound 25%, or 975 barrels per day, of oil basis swaps, incurring a realized loss of $2.1 million. The total amount paid to settle derivative contracts in the first quarter of 2013 was $5.9 million.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At June 30, 2014, the balance of unamortized net derivative premiums paid was $6.1 million, of which $2.4 million and $3.7 million will be amortized in the remainder of 2014 and 2015, respectively.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The aggregate economic effects of the Company's derivative contracts as of June 30, 2014 are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Brent (oil) or Henry Hub (natural gas).

	Oil (Brent)		Natural Gas (Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59	2,000	$4.35/$5.01
Puts	575	$90.00
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
Puts		—
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 are summarized below. The net fair value of the Company's derivatives changed by $8.8 million from a net liability of $23.7 million at December 31, 2013 to a net liability of $32.5 million at June 30, 2014, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2014. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands):

	December 31, 2013	June 30, 2014
Current Assets—Commodity derivatives:
Oil derivative contracts	$340	$7
Gas derivative contracts	—	30

	340	37

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(13,464)	(17,546)

Noncurrent Liabilities—Commodity derivatives:
Oil derivative contracts	(10,601)	(14,975)

Net derivative asset (liability)	$(23,725)	$(32,484)

4. ASSET RETIREMENT OBLIGATIONS

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2013 and 2014 (in thousands):

	Six Months Ended June 30,
	2013	2014
Asset retirement obligations at beginning of period	$43,319	$38,182
Revisions of estimated liabilities	(332)	(594)
Liabilities incurred or acquired	119	221
Liabilities settled or disposed	(7,551)	(599)
Accretion expense	1,271	1,223

Asset retirement obligations at end of period	36,826	38,433
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,200)	(700)

Long-term asset retirement obligations	$34,626	$37,733

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

        The following table summarizes the Company's share-based compensation liability at (in thousands):

June 30, 2014
Share-based compensation liability at beginning of period	$37,444
Total share-based compensation costs	3,707
Payouts	(18,921)
Excess of share-based compensation expense recognized over payments made	(1,601)

Share-based compensation liability at end of period	20,629
Less: current share-based compensation liability	(3,611)

Long-term share-based compensation liability	$17,018

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2013			June 30, 2014
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$16,516	$—	$16,516	$1,073	$—	$1,073
Restricted share units	3,067	1,953	5,020	1,899	1,026	2,925
Share appreciation rights	1,140	14,144	15,284	639	14,999	15,638
ESOP	—	624	624	—	993	993

Total share-based compensation liability	$20,723	$16,721	$37,444	$3,611	$17,018	$20,629

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
General and administrative expense	$4,940	$473	$12,585	$3,118
Oil and natural gas production expense	549	135	1,183	589

Total share-based compensation costs	5,489	608	13,768	3,707
Less: share-based compensation costs capitalized	(1,141)	(178)	(2,971)	(1,035)

Share-based compensation expense, net	$4,348	$430	$10,797	$2,672

        As of June 30, 2014, there was $20.1 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.5 years.

        The following summarizes the Company's cash settlement awards granted during the six months ended June 30, 2014:

			Restricted Share Units		Share Appreciation Rights		Employee Stock Ownership Plan
	Rights to Receive
				Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value
	Units	Cash Value	Units		Units		Units
Outstanding, start of period	1,241,264	$12.50	778,065	$8.33	4,345,594	$3.52	196,679	$8.33
Granted	—	$—	147,802	$12.24	1,411,772	$7.42	146,525	$12.24
Vested or exercised	(1,082,488)	$12.50	(241,022)	$8.33	(114,835)	$8.33	—	$—
Cancelled and other	(9,889)	$12.50	(53,121)	$8.33	(755,988)	$5.13	(20,677)	$8.33

Outstanding, end of period	148,887		631,724		4,886,543		322,527

Exercisable, end of period					3,049,990

        Additional information related to SARs outstanding at June 30, 2014 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$8.33	424,031	6.0	$8.33	80,581	6.0	$8.33
$12.24	1,089,258	7.0	$12.24	123,386	7.0	$12.24
$12.50	2,420,505	4.0	$12.50	2,298,359	4.0	$12.50
$12.51 - $20.00	952,749	4.5	$19.13	547,664	4.5	$19.13

	4,886,543	5.0	$13.37	3,049,990	5.0	$13.37

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

        The following assumptions were used to compute the grant date fair value of SARs outstanding at:

	December 31, 2013	June 30, 2014
Expected lives	0.5 - 6.0 years	0.5 - 7.0 years
Risk free interest rates	0.10% - 2.10%	0.06% - 2.19%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2014 (in thousands).

	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Commodity derivative contracts	$—	$37	$—	$37
Commodity derivative contracts	—	(32,521)	—	(32,521)
Share-based compensation	—	—	(19,556)	(19,556)

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

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Six Months Ended June 30,
	2013	2014
Fair value liability, beginning of period	$(3,091)	$(20,928)
Transfers into Level 3(1)	(8,632)	(4,235)
Transfers out of Level 3(2)	3,248	5,162
Change in fair value of Level 3	(1,918)	445

Fair value liability, end of period	$(10,393)	$(19,556)

(1)
The transfers into Level 3 liability during the first half of 2014 and 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first half of 2014 and 2013 relate to cash settlements of RSU and SAR grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

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

	December 31, 2013		June 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$205,000	$205,000	$230,000	$230,000
8.875% senior notes	500,000	490,000	500,000	494,000
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	248,501	244,773	258,295	246,672

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

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are without merit. In July 2014 a Los Angeles County Superior Court Judge granted Venoco's motion for summary judgment dismissing the claims of the City's two insurance companies against Venoco. Venoco believes that it will also prevail against the City.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65	$—	$—	$—	$65
Accounts receivable	22,291	109	606	—	23,006
Inventories	3,970	—	—	—	3,970
Prepaid expenses and other current assets	2,153	—	—	—	2,153
Commodity derivatives	37	—	—	—	37

TOTAL CURRENT ASSETS	28,516	109	606	—	29,231

PROPERTY, PLANT & EQUIPMENT, NET	858,634	(184,310)	18,668	—	692,992
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	14,474	59	—	—	14,533

TOTAL ASSETS	$1,465,025	$(184,142)	$19,274	$(563,401)	$736,756

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$730,000	$—	$—	$—	$730,000
Accounts payable and accrued liabilities	38,321	—	—	—	38,321
Interest payable	17,058	—	—	—	17,058
Commodity and interest derivatives	17,546	—	—	—	17,546
Share-based compensation	3,611	—	—	—	3,611

TOTAL CURRENT LIABILITIES:	806,536	—	—	—	806,536

LONG-TERM DEBT	—	—	—	—	—
COMMODITY AND INTEREST DERIVATIVES	14,975	—	—	—	14,975
ASSET RETIREMENT OBLIGATIONS	35,376	1,586	771	—	37,733
SHARE-BASED COMPENSATION	17,018	—	—	—	17,018
INTERCOMPANY PAYABLES (RECEIVABLES)	730,590	(654,809)	(75,817)	36	—

TOTAL LIABILITIES	1,604,495	(653,223)	(75,046)	36	876,262

TOTAL STOCKHOLDERS' EQUITY	(139,470)	469,081	94,320	(563,437)	(139,506)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,465,025	$(184,142)	$19,274	$(563,401)	$736,756

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$81,158	$291	$—	$—	$81,449
Other	315	—	3,497	(2,902)	910

Total revenues	81,473	291	3,497	(2,902)	82,359

EXPENSES:
Lease operating expense	17,369	15	530	—	17,914
Property and production taxes	1,364	15	28	—	1,407
Transportation expense	2,852	3	—	(2,810)	45
Depletion, depreciation and amortization	12,168	26	212	—	12,406
Accretion of asset retirement obligations	575	30	10	—	615
General and administrative, net of amounts capitalized	10,333	1	133	(92)	10,375

Total expenses	44,661	90	913	(2,902)	42,762

Income from operations	36,812	201	2,584	—	39,597

FINANCING COSTS AND OTHER:
Interest expense, net	18,567	—	(1,166)	—	17,401
Amortization of deferred loan costs	906	—	—	—	906
Commodity derivative losses (gains), net	(19,951)	—	—	—	(19,951)

Total financing costs and other	(478)	—	(1,166)	—	(1,644)

Equity in subsidiary income	2,448	—	—	(2,448)	—

Income (loss) before income taxes	39,738	201	3,750	(2,448)	41,241
Income tax provision (benefit)	(1,503)	78	1,425	—	—

Net income (loss)	$41,241	$123	$2,325	$(2,448)	$41,241

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$66,247	$316	$—	$—	$66,563
Other	125	—	1,882	(1,531)	476

Total revenues	66,372	316	1,882	(1,531)	67,039

EXPENSES:
Lease operating expense	17,240	12	933	—	18,185
Production and property taxes	2,231	15	24	—	2,270
Transportation expense	1,482	3	—	(1,436)	49
Depletion, depreciation and amortization	11,561	26	207	—	11,794
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	515	31	10	—	556
General and administrative, net of amounts capitalized	8,948	1	136	(95)	8,990

Total expenses	42,794	88	1,310	(1,531)	42,661

Income (loss) from operations	23,578	228	572	—	24,378
FINANCING COSTS AND OTHER:
Interest expense, net	14,836	—	(1,485)	—	13,351
Amortization of deferred loan costs	863	—	—	—	863
Commodity derivative losses (gains), net	18,910	—	—	—	18,910

Total financing costs and other	34,609	—	(1,485)	—	33,124

Equity in subsidiary income	1,417	—	—	(1,417)	—

Income (loss) before income taxes	(9,614)	228	2,057	(1,417)	(8,746)
Income tax provision (benefit)	(868)	86	782	—	—

Net income (loss)	$(8,746)	$142	$1,275	$(1,417)	$(8,746)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$166,807	$601	$—	$—	$167,408
Other	1,024	—	6,768	(5,578)	2,214

Total revenues	167,831	601	6,768	(5,578)	169,622

EXPENSES:
Lease operating expense	35,256	27	1,162	—	36,445
Property and production taxes	2,491	15	28	—	2,534
Transportation expense	5,470	6	—	(5,393)	83
Depletion, depreciation and amortization	23,507	52	419	—	23,978
Accretion of asset retirement obligations	1,193	58	20	—	1,271
General and administrative, net of amounts capitalized	25,264	1	270	(185)	25,350

Total expenses	93,181	159	1,899	(5,578)	89,661

Income from operations	74,650	442	4,869	—	79,961

FINANCING COSTS AND OTHER:
Interest expense, net	38,549	—	(2,294)	—	36,255
Amortization of deferred loan costs	2,019	—	—	—	2,019
Loss on extinguishment of debt	21,297	—	—	—	21,297
Commodity derivative losses (gains), net	(16,608)	—	—	—	(16,608)

Total financing costs and other	45,257	—	(2,294)	—	42,963

Equity in subsidiary income	4,715	—	—	(4,715)	—

Income (loss) before income taxes	34,108	442	7,163	(4,715)	36,998
Income tax provision (benefit)	(2,890)	168	2,722	—	—

Net income (loss)	$36,998	$274	$4,441	$(4,715)	$36,998

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$128,460	$641	$—	$—	$129,101
Other	240	—	3,700	(3,005)	935

Total revenues	128,700	641	3,700	(3,005)	130,036

EXPENSES:
Lease operating expense	36,020	30	1,603	—	37,653
Production and property taxes	3,967	15	24	—	4,006
Transportation expense	2,917	6	—	(2,817)	106
Depletion, depreciation and amortization	22,503	52	415	—	22,970
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	1,140	62	21	—	1,223
General and administrative, net of amounts capitalized	17,579	1	260	(188)	17,652

Total expenses	84,943	166	2,323	(3,005)	84,427

Income (loss) from operations	43,757	475	1,377	—	45,609
FINANCING COSTS AND OTHER:
Interest expense, net	29,210	—	(2,919)	—	26,291
Amortization of deferred loan costs	1,696	—	—	—	1,696
Commodity derivative losses (gains), net	16,815	—	—	—	16,815

Total financing costs and other	47,721	—	(2,919)	—	44,802

Equity in subsidiary income	2,958	—	—	(2,958)	—

Income (loss) before income taxes	(1,006)	475	4,296	(2,958)	807
Income tax provision (benefit)	(1,813)	180	1,633	—	—

Net income (loss)	$807	$295	$2,663	$(2,958)	$807

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$29,529	$593	$9,373	$—	$39,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(45,563)	5	42	—	(45,516)
Acquisitions of oil and natural gas properties	(40)	—	—	—	(40)
Expenditures for property and equipment and other	(2,007)	—	—	—	(2,007)
Proceeds from sale of oil and natural gas properties	100,332	—	—	—	100,332

Net cash provided by (used in) investing activities	52,722	5	42	—	52,769
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	10,013	(598)	(9,415)	—	—
Proceeds from long-term debt	294,900	—	—	—	294,900
Principal payments on long-term debt	(426,900)	—	—	—	(426,900)
Premium paid to paydown debt	(9,450)	—	—	—	(9,450)
Payments for deferred loan costs	(1,107)	—	—	—	(1,107)
Going private share repurchase costs	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities	(132,553)	(598)	(9,415)	—	(142,566)

Net increase (decrease) in cash and cash equivalents	(50,302)	—	—	—	(50,302)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$3,516	$—	$—	$—	$3,516

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$25,727	$617	$4,513	$—	$30,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(51,888)	2	(160)	—	(52,046)
Acqusitions of oil and natural gas properties	(16)	—	—	—	(16)
Expenditures for property and equipment and other	(295)	—	—	—	(295)

Net cash provided by (used in) investing activities	(52,199)	2	(160)	—	(52,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	4,972	(619)	(4,353)	—	—
Proceeds from long-term debt	132,000	—	—	—	132,000
Principal payments on long-term debt	(107,000)	—	—	—	(107,000)
Payments for deferred loan costs	(358)	—	—	—	(358)
Dividend paid to Denver Parent Corporation	(3,905)				(3,905)

Net cash provided by (used in) financing activities	25,709	(619)	(4,353)	—	20,737

Net increase (decrease) in cash and cash equivalents	(763)	—	—	—	(763)
Cash and cash equivalents, beginning of period	828	—	—	—	828

Cash and cash equivalents, end of period	$65	$—	$—	$—	$65

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost-effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Recent Developments

        On August 18, 2014, Venoco entered into a Purchase and Sale Agreement for the sale of our West Montalvo properties for $200 million, subject to certain adjustments. The sale is expected to be completed in October 2014 and the company expects to apply 100% of the net proceeds to reduce the principal balance outstanding on the revolving credit facility. The assets to be sold had proved reserves of approximately 7,302 MBOE as of December 31, 2013. Production from those assets averaged 1,614 BOE/d in 2013 and 1,458 BOE/d in the first half of 2014.

Capital Expenditures

        Our 2014 development, exploitation and exploration capital expenditure budget is $88 million, of which approximately $84 million is expected to be devoted to our legacy Southern California assets and approximately $4 million to onshore Monterey shale activities. In the first six months of 2014 our development, exploitation and exploration capital expenditures were $55 million, with approximately $53 million incurred for Southern California legacy projects and $2 million for onshore Monterey projects.

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

        In the first half of 2014, production from the South Ellwood field was adversely affected by a prolonged shutdown of the third party pipeline that delivers oil from the field. In order to minimize full-year 2014 downtime, we moved our annual South Ellwood maintenance shutdown from October up to March to coincide with the pipeline shutdown. In addition, we have determined that certain wells near the field's lease boundary are in communication, and, as a result, we have no current plans to drill additional wells in that area. However, production rates from the most productive wells in the area have stabilized.

        The Coal Oil Point structure is located on the north east side of the South Ellwood field. We successfully completed a well drilled to a probable location in the Coal Oil Point structure in the second half of 2013. In the first half of 2014, we drilled another Coal Oil Point well and completed the lowest zone of the well, which tested wet. We plan to complete and test a higher zone in the well in the second half of 2014.

        We have submitted an application to adjust the lease line at the South Ellwood field. If made, the adjustment could significantly increase the reserves associated with the field. Our application, which has now been deemed complete by the California State Lands Commission ("CSLC"), will be subject to review by the CSLC under the California Environmental Quality Act. We anticipate that the review period will be approximately one year, but it could be longer. Our application may not be granted on the terms we request or at all.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. During the first half of 2014, we spud two locations in the field and completed two wells spud in 2013. The field has not been fully delineated offshore or fully developed onshore. After wells in this field are drilled and completed, they must be allowed to produce without artificial lift until production diminishes to a low level, a process that may require several months. Production typically increases significantly once the well is placed on artificial lift. Of the six wells drilled in the field since the beginning of 2013, four are currently on artificial lift. In the first quarter of 2014, we completed a 3D seismic shoot over the field and are now processing the data.

        During the first half of 2014 we performed one recompletion at Sockeye, and plan to drill two development wells in the M-2 zone from Platform Gail during the remainder of 2014. We currently produce from the Sockeye M-2 zone, and we plan to drill infill development wells in the M-2 because we believe it is an underdeveloped zone.

        We spent $1.6 million on onshore Monterey shale activities in the first half of 2014 and plan to spend an additional $0.5 million (excluding capitalized G&A) in the second half of 2014 to improve and stabilize production in the Sevier field.

        With respect to our reversionary interest in the Hastings Complex CO2 project being developed by Denbury Resources, Inc. ("Denbury"), in January 2013 Venoco notified Denbury that it was invoking the arbitration provisions contained in contracts relating to the project. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. In May 2014 Venoco filed an opposition to Denbury's petition and requested that the Texas District Court confirm the arbitration award. Venoco believes that the court will uphold the arbitration award.

        As of mid-year 2014, Venoco estimates that the proved reserves and PV-10 associated with its reversionary interest in the Hastings Complex were 9.4 MMBOE and $160 million, respectively.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our properties, value of our proved reserves and borrowing capacity under Venoco's revolving credit facility, all of which depend in part upon those prices. We expect to have only modest exposure to changes in natural gas prices for the foreseeable future.

        We employ a hedging strategy designed to reduce the variability in cash flows resulting from changes in commodity prices. As of August 18, 2014, we had hedge contract floors covering 6,175 barrels of oil per day and 2,000 mcf per day of natural gas for the remainder of 2014. We have also secured hedge contracts for portions of our 2015 and 2016 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Our sales contracts are based on certain Southern California crude price indexes, which have in recent periods correlated more closely with Brent prices than with NYMEX WTI prices.

        Expected Production.    Our 2014 capital spending has been allocated approximately 95% to our legacy Southern California fields and 5% to our onshore Monterey shale program. As discussed above, first half production was adversely affected by a prolonged shutdown of the pipeline that transports our South Ellwood field oil, and we have experienced declines in production from certain wells drilled in recent years at our South Ellwood, Sockeye and West Montalvo fields. In addition, we have experienced delays in the completion of the Coal Oil Point well, the lowest zone of which was unproductive, and delays in converting newly drilled wells at West Montalvo from a no-flow status to artificial lift. We have also been informed by the operator of the pipeline that transports our South Ellwood oil that it is planning an additional five to seven day shutdown of the pipeline in the fourth quarter of 2014. For these reasons, we expect production for 2014 to be down compared to 2013.

        The factors that negatively affected our production during the first half of 2014 had a corresponding negative impact on our per BOE expense metrics for the period.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $26.53 per BOE for the first six months of 2014 were higher than our full year 2013 results of $22.44 per BOE. We expect that our LOE per BOE for the full year 2014 will be slightly higher than 2013 because of lower production expected for 2014. Full year 2014 LOE on a dollar basis is expected to be similar to 2013.

        Property and Production Taxes.    Property and production taxes of $2.82 per BOE for the first six months of 2014 were higher than our full year 2013 results of $1.02 per BOE. We expect our 2014 property and production taxes to be higher on a per BOE basis than they were in 2013. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        General and Administrative Expenses.    General and administrative expenses were $9.85 per BOE (excluding non-cash share-based compensation charges and one-time G&A costs of $2.59 per BOE) for the first six months of 2014 compared to $11.75 per BOE for the full year 2013 (excluding non-cash share-based compensation charges of $2.79 per BOE). We expect our 2014 G&A costs to be less than they were in 2013 on an aggregate and per BOE basis. DPC incurs only nominal general and administrative expenses.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first six months of 2014 was $16.19 per BOE compared to $14.09 per BOE for the full year 2013. We expect our 2014 DD&A to be slightly higher on a per BOE basis compared to our 2013 results.

        Commodity Derivative Gains and Losses.    We do not account for commodity derivative contracts as cash flow hedges. Commodity derivative gains and losses include settlements of commodity derivative contracts, changes in fair value of open commodity derivative contracts and amortization of derivative premiums. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the derivative transactions at the current benchmark prices at that time. Cash settlement of derivative instruments represents the difference between the strike prices in contracts settled during the period and the ultimate benchmark settlement prices. Payments actually due to or from counterparties on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant commodity derivative gains and losses in recent periods and may continue to incur these types of gains and losses in the future.

        Income Tax Provision (Benefit).    DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2013 and June 30, 2014 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Production Volume(1):
Oil (MBbls)	852	681	1,663	1,336
Natural gas (MMcf)	267	231	1,140	500
MBOE(2)	897	720	1,853	1,419
Daily Average Production Volume:
Oil (Bbls/d)	9,363	7,484	9,188	7,381
Natural gas (Mcf/d)	2,934	2,538	6,298	2,762
BOE/d(2)	9,852	7,907	10,238	7,841
Oil Price per Bbl Produced (in dollars):
Realized price	$93.46	$95.63	$96.51	$95.10
Realized commodity derivative gain (loss)	(1.78)	(6.65)	(6.17)	(6.03)

Net realized price	$91.68	$88.98	$90.34	$89.07

Natural Gas Price per Mcf (in dollars):
Realized price	$4.58	$5.35	$3.91	$5.73
Realized commodity derivative gain (loss)	—	—	—	—

Net realized price	$4.58	$5.35	$3.91	$5.73

Expense per BOE:
Lease operating expenses	$19.97	$25.26	$19.67	$26.53
Property and production taxes	1.57	3.15	1.37	2.82
Transportation expenses	0.05	0.07	0.04	0.07
Depreciation, depletion and amortization	13.83	16.38	12.94	16.19
Venoco:
General and administrative expense, net(3)	11.57	12.49	13.68	12.44
Interest expense	19.40	18.54	19.57	18.53
Denver Parent Corporation:
General and administrative expense, net(3)	11.71	12.60	13.75	12.68
Interest expense	22.76	30.23	23.86	30.22

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2014 to Quarter Ended June 30, 2013

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $14.9 million (18%) to $66.5 million in the second quarter of 2014 compared to $81.4 million in the second quarter of 2013. The decrease was due to lower oil production, as described below.

        Oil sales decreased by $14.9 million (19%) in the second quarter of 2014 to $65.3 million compared to $80.2 million in the second quarter of 2013. Oil production decreased by 20%, with production of 681 MBbls in the second quarter of 2014 compared to 852 MBbls in the second quarter of 2013. The decrease is primarily due to lower production at our South Ellwood, Sockeye and West Montalvo fields resulting from production declines from new wells drilled in recent years at these three fields, production at South Ellwood being curtailed during the drilling of the Coal Oil Point well, and lost production from a significant well at Sockeye that was shut in for replacement of an electric submersible pump. Our average realized price for oil increased $2.17 per Bbl (2%) from $93.46 per Bbl in the second quarter of 2013 to $95.63 per Bbl for the second quarter of 2014.

        Natural gas sales remained constant at $1.2 million in the second quarter of 2013 and 2014. Natural gas production decreased by 13% in the second quarter of 2014, with production of 231 MMcf compared to 267 MMcf in the second quarter of 2013. Our average realized price for natural gas increased $0.77 per Mcf (17%) from $4.58 per Mcf in the second quarter of 2013 to $5.35 per Mcf in the second quarter of 2014.

        Other Revenues.    Other revenues decreased $0.4 million in the second quarter of 2014 to $0.5 million compared to $0.9 million in the second quarter of 2013. The decrease is primarily due to lower pipeline revenue in the second quarter of 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $0.3 million (2%) in the second quarter of 2014 to $18.2 million compared to $17.9 million in the second quarter of 2013. The increase was primarily due to higher unplanned repairs at Sockeye in the second quarter of 2014. On a per unit basis, LOE increased by $5.29 per BOE from $19.97 in the second quarter of 2013 to $25.29 in the second quarter of 2014.

        Property and Production Taxes.    Property and production taxes increased $0.9 million (61%) in the second quarter of 2014 to $2.3 million compared to $1.4 million in the second quarter of 2013. The increase is primarily due to higher property taxes from prior drilling results at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes increased $1.58 per BOE to $3.15 in the second quarter of 2014 from $1.57 in the second quarter of 2013.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $0.6 million (5%) to $11.8 million in the second quarter of 2014 compared to $12.4 million in the second quarter of 2013. The decrease was primarily due to lower production in the second quarter of 2014. DD&A expense on a per unit basis increased $2.55 per BOE to $16.38 per BOE for the second quarter of 2014 compared to $13.83 per BOE for the second quarter of 2013.

        Impairment.    We recorded an impairment to oil and gas properties of $0.8 million in the second quarter of 2014 for costs incurred related to the evaluation of certain South American properties. We abandoned further efforts to evaluate expansion outside the U.S.A. in the second quarter of 2014.

        Accretion of Abandonment Liability.    Accretion expense remained constant at $0.6 million in the second quarter of 2014 and 2013.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2013	2014
General and administrative costs	$11,175	$9,364
Share-based compensation costs	4,940	473
One-time general and administrative	—	3,024
General and administrative costs capitalized	(5,740)	(3,871)

General and administrative expense, net of amounts capitalized	$10,375	$8,990

        Venoco G&A expenses decreased $1.4 million (13%) to $9.0 million in the second quarter of 2014 compared to $10.4 million in the second quarter of 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation expense of $0.3 million (net of amount capitalized) charged to G&A in the second quarter of 2014 compared to $3.8 million (net of amount capitalized) in the second quarter of 2013. The lower employee related G&A costs and share based compensation expenses are due to decreases in personnel and the recapture of related share-based compensation expense previously recognized. The one-time G&A costs relate to a write-off of $1.7 million of deferred costs relating to a planned master limited partnership ("MLP") offering, which was aborted in the second quarter of 2014, and severance costs of $1.3 million related to a G&A reduction that was initiated in the second quarter of 2014. Excluding the effect of the non-cash share-based compensation expense and one-time general and administrative charges, G&A expense decreased to $8.33 per BOE in the second quarter of 2014 from $10.32 per BOE in the second quarter of 2013.

        DPC incurred incremental G&A expenses of $0.1 million during the second quarters of 2013 and 2014.

        Interest Expense.    For Venoco, interest expense decreased $4.0 million (23%) to $13.4 million in the second quarter of 2014 compared to $17.4 million in the second quarter of 2013. The decrease was primarily the result of the repayment of Venoco's 11.50% $150 million senior notes in the third quarter of 2013. For DPC, interest expense increased $1.4 million (7%) to $21.8 million in the second quarter of 2014 compared to $20.4 million in the second quarter of 2013. The incremental difference of $8.4 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs remained constant at $0.9 million in the second quarter of 2014 and 2013. For DPC, amortization of deferred loan costs decreased $0.1 million (8%) to $1.1 million in the second quarter of 2014 compared to $1.2 million in the second quarter of 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2013	2014
Realized commodity derivative losses (gains)	$5,132	$4,530
Amortization of commodity derivative premiums	1,018	1,204
Unrealized commodity derivative losses (gains) for changes in fair value	(26,101)	13,176

Commodity derivative losses (gains), net	$(19,951)	$18,910

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate benchmark settlement prices. The realized commodity derivative losses in the second quarter of 2013 and 2014 reflect the settlement of contracts at benchmark prices above the relevant strike prices. In addition, in the second quarter of 2013, we settled all of our basis swaps, realizing total losses of $3.6 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended June 30, 2014 or 2013. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, the net loss for the second quarter of 2014 was $8.7 million compared to net income of $41.2 million for the same period in 2013. For DPC, the net loss for the second quarter of 2014 was $17.5 million compared to net income of $37.8 million for the same period in 2013. The changes between periods are the result of the items discussed above.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $38.3 million (23%) to $129.1 million in the first half of 2014 compared to $167.4 million in the first half of 2013. The decrease was primarily due to lower oil and natural gas production, as described below.

        Oil sales decreased by $36.7 million (23%) in the first half of 2014 to $126.2 million compared to $162.9 million in the first half of 2013. Oil production decreased by 20%, with production of 1,336 MBbls in the first half of 2014 compared to 1,663 MBbls in the first half of 2013. The decrease is primarily due to lower production at our South Ellwood field in the first quarter of 2014 resulting from a prolonged shutdown of the third party pipeline that delivers our South Ellwood oil, lower production in the second quarter of 2014 at our South Ellwood, Sockeye and West Montalvo fields resulting from production declines from new wells drilled in recent years at these three fields, production at South Ellwood being curtailed during the drilling of the Coal Oil Point well, and lost production from a significant well at Sockeye that was shut in for the replacement of an electric submersible pump. Our average realized price for oil decreased $1.41 per Bbl (1%) from $96.51 per Bbl in the first half of 2013 to $95.10 per Bbl for the first half of 2014.

        Natural gas sales decreased $1.6 million (36%) in the first half of 2014 to $2.9 million compared to $4.5 million in the first half of 2013. Natural gas production decreased by 56% in the first half of 2014, with production of 500 MMcf compared to 1,140 MMcf in the first half of 2013. The decrease is partly due to the sale of Sacramento Basin assets in 2013 and partly due to the reductions in oil production, and therefore associated natural gas production, in the first half of 2014 compared to the first half of 2013. Our average realized price for natural gas increased $1.82 per Mcf (47%) from $3.91 per Mcf in the first half of 2013 to $5.73 per Mcf in the first half of 2014.

        Other Revenues.    Other revenues decreased $1.3 million in the first half of 2014 to $0.9 million compared to $2.2 million in the first half of 2013. The decrease is primarily due to lower pipeline revenue in the first half of 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $1.3 million (3%) in the first half of 2014 to $37.7 million compared to $36.4 million in the first half of 2013. The increase was primarily due to the annual maintenance shutdown at our South Ellwood field in the first quarter of 2014 and higher unplanned repairs at Sockeye in the first half of 2014. The expenses incurred as a result of the annual maintenance shutdown occurred concurrently with a period of reduced production, which resulted in an increase in the per unit costs. On a per unit basis, LOE increased by $6.86 per BOE from $19.67 in the first half of 2013 to $26.53 in the first half of 2014.

        Property and Production Taxes.    Property and production taxes increased $1.5 million (58%) in the first half of 2014 to $4.0 million compared to $2.5 million in the first half of 2013. The increase is primarily due to higher property taxes from prior drilling results at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes increased $1.45 per BOE to $2.82 in the first half of 2014 from $1.37 in the first half of 2013.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $1.0 million (4%) to $23.0 million in the first half of 2014 compared to $24.0 million in the first half of 2013. The decrease was primarily due to lower production in the first half of 2014. DD&A expense on a per unit basis increased $3.25 per BOE to $16.19 per BOE for the first half of 2014 compared to $12.94 per BOE for the first half of 2013.

        Impairment.    We recorded an impairment to oil and gas properties of $0.8 million in the first half of 2014 for costs incurred related to the evaluation of certain South American properties. We abandoned further efforts to evaluate expansion outside the U.S.A. in the second quarter of 2014.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.2 million and $1.3 million in the first half of 2014 and 2013, respectively.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2014
General and administrative costs	$24,798	$19,969
Share-based compensation costs	12,585	3,118
One-time general and administrative	—	3,024
General and administrative costs capitalized	(12,033)	(8,459)

General and administrative expense, net of amounts capitalized	$25,350	$17,652

        Venoco G&A expenses decreased $7.7 million (30%) to $17.7 million in the first half of 2014 compared to $25.4 million in the first half of 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation expense of $2.1 million (net of amount capitalized) charged to G&A in the first half of 2014 compared to $9.6 million (net of amount capitalized) in the first half of 2013. The lower employee related G&A costs and share based compensation expenses are due to decreases in personnel and the recapture of related share-based compensation expense previously recognized. The one-time G&A costs relate to a write-off of $1.7 million of deferred costs relating to an MLP offering that was aborted in the second quarter of 2014, and severance costs of $1.3 million related to a G&A reduction that was initiated in the second quarter of 2014. Excluding the effect of the non-cash share-based compensation expense and one-time general and administrative charges, G&A expense decreased to $9.85 per BOE in the first half of 2014 from $11.78 per BOE in the first half of 2013.

        DPC incurred incremental G&A expenses during the first half of 2014 of $0.3 million compared to $0.1 million in the first half of 2013.

        Interest Expense.    For Venoco, interest expense decreased $10.0 million (27%) to $26.2 million in the first half of 2014 compared to $36.2 million in the first half of 2013. The decrease was primarily the result of the repayment of Venoco's 11.50% $150 million senior notes in the third quarter of 2013. For DPC, interest expense decreased $1.3 million (3%) to $42.9 million in the first half of 2014 compared to $44.2 million in the first half of 2013. The incremental difference of $16.6 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs decreased $0.3 million (16%) to $1.7 million in the first half of 2014 compared to $2.0 million in the first half of 2013. For DPC, amortization of deferred loan costs decreased $0.4 million (15%) to $2.2 million in the first half of 2014 compared to $2.6 million in the first half of 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2014
Realized commodity derivative losses (gains)	$19,749	$8,055
Amortization of commodity derivative premiums	1,967	2,408
Unrealized commodity derivative losses (gains) for changes in fair value	(38,324)	6,352

Commodity derivative losses (gains), net	$(16,608)	$16,815

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate benchmark settlement prices. The realized commodity derivative losses in the first half of 2013 and 2014 reflect the settlement of contracts at benchmark prices above the relevant strike prices. In addition, in the first half of 2013, we unwound all then-outstanding natural gas derivative contracts for $3.8 million as a result of the Sacramento Basin asset sale, and unwound all of our oil basis swaps for $5.7 million, realizing total losses of $9.5 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the six month periods ended June 30, 2014 or 2013. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, net income for the first half of 2014 was $0.8 million compared to net income of $37.0 million for the same period in 2013. For DPC, the net loss for the first half of 2014 was $16.6 million compared to net income of $28.4 million for the same period in 2013. The changes between periods are the result of the items discussed above.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from operations and amounts available under its revolving credit facility. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Cash (used in) provided by operating activities	$39,495	$30,857	$39,577	$15,029
Cash (used in) provided by investing activities	52,769	(52,357)	52,769	(52,357)
Cash (used in) provided by financing activities	(142,566)	20,737	(143,043)	24,533

        Net cash provided by operating activities for Venoco was $30.9 million in the first half of 2014 compared to net cash provided by operating activities of $39.5 million in the 2013 period. Cash flows provided by operating activities in the first half of 2014 as compared to cash flows provided by operating activities in the first half of 2013 were unfavorably impacted by lower production, partly offset by lower interest expense and general and administrative costs.

        Net cash provided by operating activities for DPC was $15.0 million in the first half of 2014 compared to $39.6 million in the 2013 period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash used in investing activities for Venoco and DPC was $52.4 million in the first half of 2014 compared to net cash provided by investing activities of $52.8 million in the 2013 period. The primary investing activities in the first half of 2014 were $52 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first half of 2013 were sales proceeds of $100 million received as a result of the Sacramento Basin asset sale, partially offset by $46 million in capital expenditures on oil properties related to our capital expenditure program.

        Net cash provided by financing activities for Venoco was $20.7 million in the first half of 2014 compared to net cash used in financing activities of $142.6 million during the 2013 period. The primary financing activities in the first half of 2014 were net borrowings of $25 million on the revolving credit facility and a dividend paid to DPC of $3.9 million. The primary financing activities in the first half of 2013 were (i) repayment of $315 million on our second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on our revolving credit facility of $107 million and (ii) net additional borrowings of $76 million on our revolving credit facility.

        Net cash provided by financing activities for DPC was $24.5 million in the first half of 2014 compared to net cash used in financing activities of $143.0 million during the 2013 period.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2014 exploration, exploitation and development capital expenditures budget is currently $88 million. We expect to fund these expenditures with cash flow from operations. Although we may borrow funds under Venoco's revolving credit facility from time to time, for the year as a whole we expect that our capital expenditures will approximate our cash flow from operations. In addition, we have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. We are also pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include debt refinancings, asset sales, joint ventures or other transactions.

        Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our drilling and other development activities, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. As described below, we currently project that Venoco will be out of compliance with the debt to EBITDA ratio covenant in its revolving credit facility as of September 30, 2014. This breach, if it occurs, may result in Venoco being unable to borrow any further amounts under the facility.

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% / 13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. The principal contractual limits on Venoco's ability to pay dividends or make distributions to DPC are the covenants regarding restricted payments in the indenture governing Venoco's 8.875% senior notes and the agreement governing its revolving credit facility. As of June 30, 2014, Venoco would have been permitted to pay aggregate cash dividends to DPC of approximately $181 million under the indenture governing the 8.875% senior notes, without violating the restricted payment covenant in the indenture. This amount is only an estimate and the actual amount payable by Venoco from time to time pursuant to the indenture, if any, may be substantially different. Under the current terms of the revolving credit agreement, Venoco is permitted to pay dividends in certain circumstances up to a maximum amount of $35 million in a four-quarter period on a rolling basis. The amount of dividends permitted under Venoco's debt agreements will vary over time, in part due to factors such as our operating performance, commodity prices and general economic factors, many of which are outside of our control, and they may vary further as a result of amendments to the agreements that we enter into or the terms of new agreements. The February 2015 interest payment on DPC's notes will be made 100% in kind.

        The following is a summary of the terms of our significant debt agreements as of June 30, 2014, consisting of Venoco's revolving credit facility, Venoco's 8.875% senior notes and DPC's 12.25% / 13.00% senior PIK toggle notes.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders and the borrowing base, both of which are currently $280 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. In addition, asset sales would likely result in a decrease to our borrowing base. We expect that the borrowing base will be reduced in connection with the West Montalvo sale discussed below, but do not currently expect this reduction to materially affect our capital expenditure plans. Lending commitments under the facility have been allocated at various percentages to a syndicate of eleven banks. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of August 18, 2014, we had $263 million outstanding under the facility at an average interest rate of 3.7% and $14 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that become more restrictive over time, our debt-related risks have increased. These include risks that we may default on our obligations under our debt agreements, that our ability to replace reserves and maintain production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices, operational risks and economic conditions. We currently project that Venoco will be out of compliance with the debt to EBITDA covenant in the revolving credit facility as of September 30, 2014. This non-compliance would allow the revolving credit facility lenders to cease making loans under the facility and accelerate the then-existing indebtedness under the facility. Such acceleration would also allow the holders of Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes. On August 18, 2014, we entered into a purchase and sale agreement for the sale of our West Montalvo properties for $200 million, subject to certain adjustments. The sale is expected to be completed in October 2014 and we expect to apply 100% of the net proceeds to reduce the principal balance outstanding on the revolving credit facility. In connection with this asset sale and in the event Venoco breaches the debt to EBITDA covenant as of September 30, 2014, or continues to expect such a breach, we anticipate seeking an amendment or waiver from the revolving credit facility lenders that would cure any actual or prospective covenant breach as of September 30, 2014. However, there can be no assurance that Venoco will be able to obtain any necessary amendments or waivers from the revolving credit facility lenders, or that the proposed asset sale will be completed at the expected time or at all.

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

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For each interest period thereafter (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). The August 2014 interest payment will be 25% cash and 75% PIK interest and the February 2015 interest payment will be 100% PIK interest. Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

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

Off-Balance Sheet Arrangements

        At June 30, 2014, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of June 30, 2014, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $1.4 billion.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability in cash flows resulting from changes in commodity prices. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that reducing volatility associated with commodity prices is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions. We may use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk or for other corporate purposes.

        This section also provides information about our interest rate risk. See "—Interest Rate Risk."

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of June 30, 2014, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the difference between the fixed price established in the agreement and a benchmark price, typically either Inter-Continental Exchange Brent ("Brent") or NYMEX WTI for oil or Henry Hub for natural gas.

	Oil (Brent)		Natural Gas (Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59	2,000	$4.35/$5.01
Puts	575	$90.00
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
Puts		—
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

        From time to time we have also entered into certain oil basis swaps. The swaps fix the differential between the WTI crude price index and Brent. Historically, these two price indexes have frequently demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the Southern California indexes most relevant to us have in recent periods correlated more closely with Brent prices than with WTI.

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2014 is summarized below:

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

        We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Historically, the two benchmark price indexes used in our oil hedging arrangements (Brent and WTI) have frequently demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, we cannot predict how the differential between the benchmark prices and the Southern California indexes applicable to our production will change in the future, and it is possible that it will increase. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under Venoco's revolving credit agreement.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of June 30, 2014, the fair value of our commodity derivatives was a net liability of $32.5 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.3 million on our variable rate borrowings of $230 million as of June 30, 2014.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2014.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Venoco's and DPC's principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources and Requirements," we currently project that Venoco will be out of compliance with the debt to EBITDA covenant in its revolving credit facility as of September 30, 2014. This non-compliance would allow the revolving credit facility lenders to cease making loans under the facility and accelerate the then-existing indebtedness under the facility. Such an acceleration would also allow the holders of Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes. We may not be able to obtain a waiver or amendent to the revolving credit facility to address the prospective September 30, 2014 breach or other future breaches as needed or otherwise prevent such an acceleration of our indebtedness, and if such an acceleration occurs, a bankruptcy, liquidation or restructuring of our company could result.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Fifth Amendment and Waiver to Credit Agreement, dated as of August 15, 2014, by and among Venoco, Inc., Citibank, N.A. as administrative agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors.
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2014

VENOCO, INC.
By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	President and Chief Operating Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2014

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer