Form 10-Q
period 2014-09-30
DENVER PARENT Corp; Venoco, Inc.
filed 2014-11-19
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

         As of November 19, 2014, there were 30,297,459 shares of common stock Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our proposed lease line adjustment in the South Ellwood field, our future debt levels and liquidity and Venoco's future ability to pay cash dividends, its compliance with covenants under its revolving credit agreement, possible waivers in the event of non-compliance with those covenants or amendments to the agreement, and the availability of potential deleveraging transactions. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2013 and such things as:

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended September 30, 2014

PART I.	FINANCIAL INFORMATION	6
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2014	6
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and the Three and Nine Months Ended September 30, 2014	7
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2014	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2014	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	49
PART II.	OTHER INFORMATION	50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		52

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$14,786	$17,336	$15,166
Accounts receivable	23,737	18,868	23,780	18,750
Inventories	5,166	3,849	5,166	3,849
Other current assets	4,587	4,376	4,595	4,394
Commodity derivatives	340	2,164	340	2,164

Total current assets	34,658	44,043	51,217	44,323

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,991,644	2,067,242	1,991,644	2,067,242
Unproved	12,939	8,493	12,939	8,493
Accumulated depletion	(1,357,927)	(1,391,864)	(1,357,927)	(1,391,864)

Net oil and gas properties	646,656	683,871	646,656	683,871
Other property and equipment, net of accumulated depreciation and amortization of $14,859 and $14,876 at December 31, 2013 and September 30, 2014, respectively	15,973	14,803	15,973	14,803

Net property, plant and equipment	662,629	698,674	662,629	698,674

OTHER ASSETS:
Deferred loan costs	11,742	9,629	17,046	14,365
Commodity derivatives	—	171	—	171
Other	5,827	4,012	5,827	4,012

Total other assets	17,569	13,812	22,873	18,548

TOTAL ASSETS	$714,856	$756,529	$736,719	$761,545

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$765,000	$—	$1,031,226
Accounts payable and accrued liabilities	32,966	30,561	33,017	30,581
Interest payable	17,408	6,162	29,133	6,162
Commodity derivatives	13,464	2,161	13,464	2,161
Share-based compensation	20,723	3,048	20,723	3,048

Total current liabilities	84,561	806,932	96,337	1,073,178

LONG-TERM DEBT	705,000	—	953,501	—
COMMODITY DERIVATIVES	10,601	968	10,601	968
ASSET RETIREMENT OBLIGATIONS	35,982	38,562	35,982	38,562
SHARE-BASED COMPENSATION	16,721	10,048	16,721	10,048

Total liabilities	852,865	856,510	1,113,142	1,122,756

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2013 and September 30, 2014; 30,150,933 and 30,297,459 DPC shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively)	299	299	301	303
Additional paid-in capital	283,488	285,089	72,272	73,871
Retained earnings (accumulated deficit)	(421,796)	(385,369)	(448,996)	(435,385)

Total stockholders' equity	(138,009)	(99,981)	(376,423)	(361,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,856	$756,529	$736,719	$761,545

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014	2013	2014	2013	2014
REVENUES:
Oil and natural gas sales	$79,696	$57,242	$247,104	$186,343	$79,696	$57,242	$247,104	$186,343
Other	1,249	609	3,463	1,544	1,249	609	3,463	1,544

Total revenues	80,945	57,851	250,567	187,887	80,945	57,851	250,567	187,887
EXPENSES:
Lease operating expense	18,274	18,225	54,719	55,878	18,274	18,225	54,719	55,878
Property and production taxes	(472)	2,124	2,062	6,130	(472)	2,124	2,062	6,130
Transportation expense	50	51	133	157	50	51	133	157
Depletion, depreciation and amortization	12,551	11,759	36,529	34,729	12,551	11,759	36,529	34,729
Impairment of oil and natural gas properties	—	—	—	817	—	—	—	817
Accretion of asset retirement obligations	595	629	1,866	1,852	595	629	1,866	1,852
General and administrative, net of amounts capitalized	5,358	1,352	30,708	19,004	5,389	1,403	30,869	19,394

Total expenses	36,356	34,140	126,017	118,567	36,387	34,191	126,178	118,957

Income from operations	44,589	23,711	124,550	69,320	44,558	23,660	124,389	68,930
FINANCING COSTS AND OTHER:
Interest expense, net	15,674	13,635	51,929	39,926	21,111	22,613	65,329	65,502
Amortization of deferred loan costs	868	887	2,887	2,583	1,150	1,151	3,722	3,338
Loss on extinguishment of debt	16,787	—	38,084	—	36,710	—	58,007	—
Commodity derivative losses (gains), net	14,171	(30,336)	(2,437)	(13,521)	14,171	(30,336)	(2,437)	(13,521)

Total financing costs and other	47,500	(15,814)	90,463	28,988	73,142	(6,572)	124,621	55,319

Income (loss) before income taxes	(2,911)	39,525	34,087	40,332	(28,584)	30,232	(232)	13,611
Income tax provision (benefit)	—	—	—	—	—	—	—	—

Net income (loss)	$(2,911)	$39,525	$34,087	$40,332	$(28,584)	$30,232	$(232)	$13,611

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	29,936	$299	$283,488	$(421,796)	$(138,009)
Excess of share-based compensation expense recognized over payments made	—	—	1,601	—	1,601
Dividend to DPC	—	—	—	(3,905)	(3,905)
Net income (loss)	—	—	—	40,332	40,332

BALANCE AT SEPTEMBER 30, 2014	29,936	$299	$285,089	$(385,369)	$(99,981)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2013	30,151	$301	$72,272	$(448,996)	$(376,423)
Excess of share-based compensation expense recognized over payments made	—	—	1,601	—	1,601
ESOP Issuance	146	2	(2)	—	—
Net income (loss)	—	—	—	13,611	13,611

BALANCE AT SEPTEMBER 30, 2014	30,297	$303	$73,871	$(435,385)	$(361,211)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,087	$40,332	$(232)	$13,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	36,529	34,729	36,529	34,729
Impairment of oil and natural gas properties	—	817	—	817
Accretion of asset retirement obligations	1,866	1,852	1,866	1,852
Share-based compensation	—	1,601	—	1,601
Interest paid-in-kind	—	—	5,005	16,916
Amortization of deferred loan costs	2,887	2,583	3,722	3,338
Loss on extinguishment of debt	38,084	—	58,007	—
Amortization of bond discounts and other	698	—	822	809
Unrealized commodity derivative (gains) losses and amortization of premiums	(26,447)	(22,931)	(26,447)	(22,931)
Changes in operating assets and liabilities:
Accounts receivable	9,368	4,869	9,711	5,030
Inventories	(279)	1,317	(279)	1,317
Other current assets	(1,027)	112	(1,037)	40
Other assets	(1,715)	1,815	(1,783)	1,815
Accounts payable and accrued liabilities	(30,190)	(8,128)	(26,249)	(19,884)
Share-based compensation liabilities	(503)	(24,348)	(503)	(24,348)
Net premiums paid on derivative contracts	(1,494)	—	(1,494)	—

Net cash provided by operating activities	61,864	34,620	57,638	14,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(78,628)	(75,836)	(78,628)	(75,836)
Acquisitions of oil and natural gas properties	(45)	(38)	(45)	(38)
Expenditures for other property and equipment	(2,243)	(512)	(2,243)	(512)
Proceeds from sale of oil and natural gas properties	100,305	—	100,305	—

Net cash provided by (used in) investing activities	19,389	(76,386)	19,389	(76,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	399,900	182,000	648,025	182,000
Principal payments on long-term debt	(656,379)	(122,000)	(721,384)	(122,000)
Premium for early retirement of debt	(19,905)	—	(36,626)	—
Payments for deferred loan costs	(1,247)	(371)	(7,219)	(496)
Going private share repurchase costs	(9)	—	(9)	—
Dividend paid to Denver Parent Corporation	(15,800)	(3,905)	—	—
Denver Parent Corporation capital contribution	158,385	—	3,108	—

Net cash provided by (used in) financing activities	(135,055)	55,724	(114,105)	59,504

Net (decrease) increase in cash and cash equivalents	(53,802)	13,958	(37,078)	(2,170)
Cash and cash equivalents, beginning of period	53,818	828	54,318	17,336

Cash and cash equivalents, end of period	$16	$14,786	$17,240	$15,166

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$72,775	$51,172	$77,195	$70,749
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(7,174)	$(3,823)	$(7,174)	$(3,823)

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

        Liquidity    The additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility have increased debt-related risks. The agreement governing the revolving credit facility requires, among other things, that Venoco maintain a specified minimum ratio of current assets to current liabilities and a specified maximum ratio of secured debt to EBITDA. In addition, until October 2014, the agreement required that Venoco maintain a maximum debt to EBITDA ratio that varied over time. See note 2 for more information regarding the revolving credit agreement. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, at the time that report was filed, we projected that Venoco would be out of compliance with the debt to EBITDA ratio covenant as of September 30, 2014. Because this non-compliance would have allowed the revolving credit facility lenders to accelerate the indebtedness under the facility, and that acceleration would have then allowed the holders of both Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes, the consolidated balance sheet of Venoco included in that report reflected all of the amounts outstanding under the revolving credit facility and the Venoco 8.875% senior notes as current liabilities as of June 30, 2014. For the same reasons, the balance sheet of DPC included in that report reflected that indebtedness, plus the DPC 12.25% / 13.00% senior PIK toggle notes, as current liabilities as of June 30, 2014.

        On August 18, 2014, Venoco entered into a purchase and sale agreement for the sale of its West Montalvo properties for $200 million, subject to certain adjustments. On October 15, 2014, Venoco entered into an amendment to its revolving credit facility that, among other things, (i) eliminated the debt-to-EBITDA covenant and (ii) reduced the borrowing base under the facility to $90 million, effective upon completion of the West Montalvo sale. The sale was completed on October 29, 2014, and Venoco used the sale proceeds of $200.2 million to reduce amounts outstanding under the facility to approximately $65 million. Final sales proceeds are subject to customary post-closing adjustments.

        Since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, oil prices have declined significantly. Due primarily to those declines, we currently project that Venoco will be out of compliance with the secured debt to EBITDA covenant in its revolving credit facility as of September 30, 2015. For the reasons discussed above with respect to the previously anticipated September 30, 2014 breach of the debt to EBITDA covenant, the indebtedness under the credit facility and Venoco's and DPC's senior notes are reflected as current liabilities as of September 30, 2014 in the

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

applicable balance sheets included in this report. In addition, due to the resulting increase in Venoco's current liabilities as of September 30, 2014, Venoco would have been out of compliance with the current assets to current liabilities ratio covenant as of that date had that breach not been waived pursuant to the October 15, 2014 amendment. The amendment did not waive any prospective breaches of that covenant, and, because we expect to continue to classify Venoco's credit facility and senior notes indebtedness as current as of December 31, 2014, we expect such a breach to occur as of that date. In the event that we are unable to obtain an amendment or waiver of the revolving credit facility to address that breach, and other actual or potential future breaches that may occur, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Income Taxes    The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

        As of December 31, 2013, DPC and Venoco have net operating loss carryovers ("NOLs") for federal income tax purposes of $502 million and $457 million, respectively. DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were a key consideration that led each of Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2013 and September 30, 2014, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Standards    In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied using one of two acceptable methods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's consolidated financial statements and disclosures.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company's financial statements upon adoption.

2. DEBT

        As of the dates indicated, the Company's debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014
Revolving credit agreement due March 2016	$205,000	$265,000	$205,000	$265,000
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
12.25% / 13.00% senior PIK toggle notes due August 2018	—	—	248,501	266,226

Total long-term debt	705,000	765,000	953,501	1,031,226
Less: current portion of long-term debt	—	765,000	—	1,031,226

Long-term debt, net of current portion	$705,000	$0	$953,501	$0

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of September 30, 2014.

        Venoco Revolving Credit Facility.    Venoco is party to a fifth amended and restated credit agreement which governs its revolving credit facility. The credit facility has a maximum size of $500 million and a maturity date of March 31, 2016. The borrowing base, which is subject to redetermination twice each year, and may be redetermined at other times at Venoco's request or at the request of the lenders, is currently $90 million. The credit facility is secured by a first priority lien on substantially all of Venoco's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of those subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures Venoco's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. DEBT (Continued)

under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict Venoco's ability to incur indebtedness and financial covenants that require Venoco to maintain specified ratios of current assets to current liabilities, secured debt to EBITDA and interest coverage. In April 2014, the Company entered into an amendment to the revolving credit agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base under the facility increased from $270 million to $280 million. The Company entered into an additional amendment to the agreement in October 2014 pursuant to which, among other things, the debt to EBITDA ratio covenant was eliminated, certain other financial covenants were changed and the borrowing base was reduced to $90 million, effective upon completion of the Company's sale of its West Montalvo properties.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of November 19, 2014, Venoco had approximately $65 million outstanding on the facility and had available borrowing capacity of $20 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

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

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. The August 2014 interest payment was paid 25% in cash and 75% PIK interest. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. DEBT (Continued)

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Realized commodity derivative losses (gains)	$4,261	$1,355	$24,010	$9,410
Amortization of commodity derivative premiums	1,017	1,204	2,984	3,612
Unrealized commodity derivative losses (gains) for changes in fair value	8,893	(32,895)	(29,431)	(26,543)

Commodity derivative losses (gains), net	$14,171	$(30,336)	$(2,437)	$(13,521)

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At September 30, 2014, the balance of unamortized net derivative premiums paid was $4.9 million, of which $1.2 million and $3.7 million will be amortized in the remainder of 2014 and 2015, respectively.

        The aggregate economic effects of the Company's derivative contracts as of September 30, 2014 are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Brent (oil) or Henry Hub (natural gas).

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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 are summarized below. The net fair value of the Company's derivatives changed by $22.7 million from a net liability of $23.7 million at December 31, 2013 to a net liability of $1.0 million at September 30, 2014, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2014. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands):

	December 31, 2013	September 30, 2014
Current Assets—Commodity derivatives:
Oil derivative contracts	$340	$2,113
Gas derivative contracts	—	51

	340	2,164

Noncurrent Assets—Commodity derivatives:
Oil derivative contracts	—	171

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(13,464)	(2,161)

Noncurrent Liabilities—Commodity derivatives:
Oil derivative contracts	(10,601)	(968)

Net derivative asset (liability)	$(23,725)	$(794)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. ASSET RETIREMENT OBLIGATIONS

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2013 and 2014 (in thousands):

	Nine Months Ended September 30,
	2013	2014
Asset retirement obligations at beginning of period	$43,319	$38,182
Revisions of estimated liabilities	(360)	(594)
Liabilities incurred or acquired	233	221
Liabilities settled or disposed	(7,551)	(599)
Accretion expense	1,866	1,852

Asset retirement obligations at end of period	37,507	39,062
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,200)	(500)

Long-term asset retirement obligations	$35,307	$38,562

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The following table summarizes the Company's share-based compensation liability at (in thousands):

September 30, 2014
Share-based compensation liability at beginning of period	$37,444
Total share-based compensation costs	(3,729)
Payouts	(19,017)
Excess of share-based compensation expense recognized over payments made	(1,602)

Share-based compensation liability at end of period	13,096
Less: current share-based compensation liability	(3,048)

Long-term share-based compensation liability	$10,048

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2013			September 30, 2014
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$16,516	$—	$16,516	$1,538	$—	$1,538
Restricted share units	3,067	1,953	5,020	1,510	757	2,267
Share appreciation rights	1,140	14,144	15,284	—	8,583	8,583
ESOP	—	624	624	—	708	708

Total share-based compensation liability	$20,723	$16,721	$37,444	$3,048	$10,048	$13,096

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
General and administrative expense	$(2,890)	$(6,173)	$5,850	$(3,055)
Oil and natural gas production expense	(321)	(1,263)	670	(674)

Total share-based compensation costs	(3,211)	(7,436)	6,520	(3,729)
Less: share-based compensation costs capitalized	708	2,551	(2,275)	1,516

Share-based compensation expense, net	$(2,503)	$(4,885)	$4,245	$(2,213)

        As of September 30, 2014, there were $10.2 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.25 years.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's cash settlement awards granted during the nine months ended September 30, 2014:

			Restricted Share Units		Share Appreciation Rights		Employee Stock Ownership Plan
	Rights to Receive
				Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value
	Units	Cash Value	Units		Units		Units
Outstanding, start of period	1,241,264	$12.50	778,065	$8.33	4,345,594	$3.52	196,679	$8.33
Granted	—	$—	147,802	$12.24	1,411,772	$7.42	146,525	$12.24
Vested or exercised	(1,084,926)	$12.50	(241,522)	$8.33	(114,835)	$8.33	—	$—
Cancelled and other	(15,583)	$12.50	(101,930)	$8.33	(924,107)	$5.62	(48,862)	$8.33

Outstanding, end of period	140,755		582,415		4,718,424		294,342

Exercisable, end of period					3,196,609

        Additional information related to SARs outstanding at September 30, 2014 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$8.33	371,789	6.0	$8.33	96,310	6.0	$8.33
$12.24	1,039,493	7.0	$12.24	177,144	7.0	$12.24
$12.50	2,358,393	4.1	$12.50	2,338,491	4.1	$12.50
$12.51 - $20.00	948,749	4.5	$19.14	584,664	3.5	$18.59

	4,718,424	5.0	$13.45	3,196,609	4.1	$13.47

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. SHARE-BASED PAYMENTS (Continued)

        The following assumptions were used to compute the grant date fair value of SARs outstanding at:

	December 31, 2013	September 30, 2014
Expected lives	0.5 - 6.0 years	0.5 - 7.0 years
Risk free interest rates	0.10% - 2.10%	0.06% - 2.22%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2014 (in thousands).

	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Commodity derivative contracts	$—	$2,335	$—	$2,335
Commodity derivative contracts	—	(3,128)	—	(3,128)
Share-based compensation	—	—	(11,559)	(11,559)

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

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Nine Months Ended September 30,
	2013	2014
Fair value liability, beginning of period	$(3,091)	$(20,928)
Transfers into Level 3(1)	(10,296)	(5,507)
Transfers out of Level 3(2)	3,367	5,555
Change in fair value of Level 3	4,159	9,322

Fair value liability, end of period	$(5,861)	$(11,559)

(1)
The transfers into Level 3 liability during the first nine months of 2014 and 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first nine months of 2014 and 2013 relate to cash settlements of RSU and SAR grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

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

	December 31, 2013		September 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$205,000	$205,000	$265,000	$265,000
8.875% senior notes	500,000	490,000	500,000	455,000
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	248,501	244,773	266,226	231,617

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

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are without merit. In July 2014 a Los Angeles County Superior Court Judge granted Venoco's motion for summary judgment dismissing the claims of the City's two insurance companies against Venoco. The two insurance companies have appealed that ruling. Venoco believes that it will prevail in the appeal. In September 2014 Venoco and the City entered into a settlement agreement and the City subsequently dismissed its claim.

        Delaware Litigation—In August 2011, Timothy Marquez, the then- Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, five lawsuits were filed in the Delaware Court of Chancery in September 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. CONTINGENCIES (Continued)

announcement of the Merger Agreement, five additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial for this matter is expected to occur in 2015.

        Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury Resources, Inc. through its subsidiary Denbury Onshore, LLC ("Denbury") that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three judge arbitration panel unanimously agreed with Venoco's position. In January 2014, Denbury requested that the panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel modified its original award consistent with Venoco's position and awarded the Company approximately $1.8 million in attorneys' fees and costs incurred in the arbitration. In late March 2014, Denbury appealed the arbitration ruling to the District Court for Harris County Texas asking the court to vacate the arbitration award. In May 2014 Venoco filed an answer to Denbury's petition and requested that the court confirm the arbitration award. Venoco believes the arbitration results are final and binding and that the court will uphold the award.

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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$—	$—	$—	$828
Accounts receivable	22,593	113	1,031	—	23,737
Inventories	5,166	—	—	—	5,166
Other current assets	4,587	—	—	—	4,587
Commodity derivatives	340	—	—	—	340

TOTAL CURRENT ASSETS	33,514	113	1,031	—	34,658

PROPERTY, PLANT & EQUIPMENT, NET	827,796	(184,250)	19,083	—	662,629
INVESTMENTS IN AFFILIATES	558,630	—	—	(558,630)	—
OTHER	17,509	60	—	—	17,569

TOTAL ASSETS	$1,437,449	$(184,077)	$20,114	$(558,630)	$714,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,966	$—	$—	$—	$32,966
Interest payable	17,408	—	—	—	17,408
Commodity and interest derivatives	13,464	—	—	—	13,464
Share-based compensation	20,723	—	—	—	20,723

TOTAL CURRENT LIABILITIES:	84,561	—	—	—	84,561

LONG-TERM DEBT	705,000	—	—	—	705,000
COMMODITY AND INTEREST DERIVATIVES	10,601	—	—	—	10,601
ASSET RETIREMENT OBLIGATIONS	33,707	1,525	750	—	35,982
SHARE-BASED COMPENSATION	16,721	—	—	—	16,721
INTERCOMPANY PAYABLES (RECEIVABLES)	724,832	(654,209)	(70,659)	36	—

TOTAL LIABILITIES	1,575,422	(652,684)	(69,909)	36	852,865

TOTAL STOCKHOLDERS' EQUITY	(137,973)	468,607	90,023	(558,666)	(138,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,437,449	$(184,077)	$20,114	$(558,630)	$714,856

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,786	$—	$—	$—	$14,786
Accounts receivable	18,085	89	694	—	18,868
Inventories	3,849	—	—	—	3,849
Prepaid expenses and other current assets	4,376	—	—	—	4,376
Commodity derivatives	2,164	—	—	—	2,164

TOTAL CURRENT ASSETS	43,260	89	694	—	44,043

PROPERTY, PLANT & EQUIPMENT, NET	864,480	(184,336)	18,530	—	698,674
COMMODITY DERIVATIVES	171	—	—	—	171
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	13,582	59	—	—	13,641

TOTAL ASSETS	$1,484,894	$(184,188)	$19,224	$(563,401)	$756,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$765,000	$—	$—	$—	$765,000
Accounts payable and accrued liabilities	30,561	—	—	—	30,561
Interest payable	6,162	—	—	—	6,162
Commodity and interest derivatives	2,161	—	—	—	2,161
Share-based compensation	3,048	—	—	—	3,048

TOTAL CURRENT LIABILITIES:	806,932	—	—	—	806,932

LONG-TERM DEBT	—	—	—	—	—
COMMODITY AND INTEREST DERIVATIVES	968	—	—	—	968
ASSET RETIREMENT OBLIGATIONS	36,161	1,619	782	—	38,562
SHARE-BASED COMPENSATION	10,048	—	—	—	10,048
INTERCOMPANY PAYABLES (RECEIVABLES)	733,218	(655,103)	(78,151)	36	—

TOTAL LIABILITIES	1,587,327	(653,484)	(77,369)	36	856,510

TOTAL STOCKHOLDERS' EQUITY	(102,433)	469,296	96,593	(563,437)	(99,981)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,484,894	$(184,188)	$19,224	$(563,401)	$756,529

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED September 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$79,388	$308	$—	$—	$79,696
Other	117	—	6,320	(5,188)	1,249

Total revenues	79,505	308	6,320	(5,188)	80,945

EXPENSES:
Lease operating expense	17,477	19	778	—	18,274
Property and production taxes	(626)	1	153	—	(472)
Transportation expense	5,142	3	—	(5,095)	50
Depletion, depreciation and amortization	12,355	26	170	—	12,551
Accretion of asset retirement obligations	556	29	10	—	595
General and administrative, net of amounts capitalized	5,326	—	125	(93)	5,358

Total expenses	40,230	78	1,236	(5,188)	36,356

Income from operations	39,275	230	5,084	—	44,589

FINANCING COSTS AND OTHER:
Interest expense, net	16,869	—	(1,195)	—	15,674
Amortization of deferred loan costs	868	—	—	—	868
Loss on extinguishment of debt	16,787				16,787
Commodity derivative losses (gains), net	14,171	—	—	—	14,171

Total financing costs and other	48,695	—	(1,195)	—	47,500

Equity in subsidiary income	4,036	—	—	(4,036)	—

Income (loss) before income taxes	(5,384)	230	6,279	(4,036)	(2,911)
Income tax provision (benefit)	(2,473)	87	2,386	—	—

Net income (loss)	$(2,911)	$143	$3,893	$(4,036)	$(2,911)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$56,953	$289	$—	$—	$57,242
Other	119	—	2,058	(1,568)	609

Total revenues	57,072	289	2,058	(1,568)	57,851

EXPENSES:
Lease operating expense	17,430	10	785	—	18,225
Production and property taxes	1,961	2	161	—	2,124
Transportation expense	1,520	4	—	(1,473)	51
Depletion, depreciation and amortization	11,524	27	208	—	11,759
Impairment of oil and gas properties	—	—	—	—	—
Accretion of asset retirement obligations	586	32	11	—	629
General and administrative, net of amounts capitalized	1,294	—	153	(95)	1,352

Total expenses	34,315	75	1,318	(1,568)	34,140

Income (loss) from operations	22,757	214	740	—	23,711
FINANCING COSTS AND OTHER:
Interest expense, net	15,168	—	(1,533)	—	13,635
Amortization of deferred loan costs	887	—	—	—	887
Commodity derivative losses (gains), net	(30,336)	—	—	—	(30,336)

Total financing costs and other	(14,281)	—	(1,533)	—	(15,814)

Equity in subsidiary income	1,543	—	—	(1,543)	—

Income (loss) before income taxes	38,581	214	2,273	(1,543)	39,525
Income tax provision (benefit)	(944)	82	863	(1)	—

Net income (loss)	$39,525	$132	$1,410	$(1,542)	$39,525

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$246,195	$909	$—	$—	$247,104
Other	1,141	—	13,088	(10,766)	3,463

Total revenues	247,336	909	13,088	(10,766)	250,567

EXPENSES:
Lease operating expense	52,733	46	1,940	—	54,719
Property and production taxes	1,865	16	181	—	2,062
Transportation expense	10,612	9	—	(10,488)	133
Depletion, depreciation and amortization	35,862	78	589	—	36,529
Accretion of asset retirement obligations	1,749	87	30	—	1,866
General and administrative, net of amounts capitalized	30,590	1	395	(278)	30,708

Total expenses	133,411	237	3,135	(10,766)	126,017

Income from operations	113,925	672	9,953	—	124,550

FINANCING COSTS AND OTHER:
Interest expense, net	55,418	—	(3,489)	—	51,929
Amortization of deferred loan costs	2,887	—	—	—	2,887
Loss on extinguishment of debt	38,084	—	—	—	38,084
Commodity derivative losses (gains), net	(2,437)	—	—	—	(2,437)

Total financing costs and other	93,952	—	(3,489)	—	90,463

Equity in subsidiary income	8,751	—	—	(8,751)	—

Income (loss) before income taxes	28,724	672	13,442	(8,751)	34,087
Income tax provision (benefit)	(5,363)	255	5,108	—	—

Net income (loss)	$34,087	$417	$8,334	$(8,751)	$34,087

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$185,413	$930	$—	$—	$186,343
Other	359	—	5,758	(4,573)	1,544

Total revenues	185,772	930	5,758	(4,573)	187,887

EXPENSES:
Lease operating expense	53,450	40	2,388	—	55,878
Production and property taxes	5,928	17	185	—	6,130
Transportation expense	4,437	10	—	(4,290)	157
Depletion, depreciation and amortization	34,027	79	623	—	34,729
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	1,726	94	32	—	1,852
General and administrative, net of amounts capitalized	18,873	1	413	(283)	19,004

Total expenses	119,258	241	3,641	(4,573)	118,567

Income (loss) from operations	66,514	689	2,117	—	69,320
FINANCING COSTS AND OTHER:
Interest expense, net	44,378	—	(4,452)	—	39,926
Amortization of deferred loan costs	2,583	—	—	—	2,583
Commodity derivative losses (gains), net	(13,521)	—	—	—	(13,521)

Total financing costs and other	33,440	—	(4,452)	—	28,988

Equity in subsidiary income	4,501	—	—	(4,501)	—

Income (loss) before income taxes	37,575	689	6,569	(4,501)	40,332
Income tax provision (benefit)	(2,757)	262	2,496	(1)	—

Net income (loss)	$40,332	$427	$4,073	$(4,500)	$40,332

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$47,531	$877	$13,456	$—	$61,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(78,473)	5	(160)	—	(78,628)
Acquisitions of oil and natural gas properties	(45)	—	—	—	(45)
Expenditures for property and equipment and other	(2,243)	—	—	—	(2,243)
Proceeds from sale of oil and natural gas properties	100,305	—	—	—	100,305

Net cash provided by (used in) investing activities	19,544	5	(160)	—	19,389
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	14,178	(882)	(13,296)	—	—
Proceeds from long-term debt	399,900	—	—	—	399,900
Principal payments on long-term debt	(656,379)	—	—	—	(656,379)
Premium paid to paydown debt	(19,905)	—	—	—	(19,905)
Payments for deferred loan costs	(1,247)	—	—	—	(1,247)
Going private share repurchase costs	(9)	—	—	—	(9)
Dividend paid to Denver Parent Corporation	(15,800)	—	—	—	(15,800)
Denver Parent Corporation capital contribution	158,385	—	—	—	158,385

Net cash provided by (used in) financing activities	(120,877)	(882)	(13,296)	—	(135,055)

Net increase (decrease) in cash and cash equivalents	(53,802)	—	—	—	(53,802)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$16	$—	$—	$—	$16

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$26,172	$885	$7,563	$—	$34,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(75,774)	9	(71)	—	(75,836)
Acquisitions of oil and natural gas properties	(38)	—	—	—	(38)
Expenditures for property and equipment and other	(512)	—	—	—	(512)

Net cash provided by (used in) investing activities	(76,324)	9	(71)	—	(76,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	8,386	(894)	(7,492)	—	—
Proceeds from long-term debt	182,000	—	—	—	182,000
Principal payments on long-term debt	(122,000)	—	—	—	(122,000)
Payments for deferred loan costs	(371)	—	—	—	(371)
Dividend paid to Denver Parent Corporation	(3,905)				(3,905)

Net cash provided by (used in) financing activities	64,110	(894)	(7,492)	—	55,724

Net increase (decrease) in cash and cash equivalents	13,958	—	—	—	13,958
Cash and cash equivalents, beginning of period	828	—	—	—	828

Cash and cash equivalents, end of period	$14,786	$—	$—	$—	$14,786

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost-effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility. We currently conduct our operations in one reportable geographical segment—the United States.

Recent Developments

        On August 18, 2014, Venoco entered into a Purchase and Sale Agreement for the sale of our West Montalvo properties for $200.2 million, subject to certain closing adjustments. The sale was completed on October 29, 2014 and the company applied 100% of the net proceeds to reduce the principal balance outstanding on Venoco's revolving credit facility. The assets included in the sale had proved reserves of approximately 7,302 MBOE as of December 31, 2013. Production from those assets averaged 1,614 BOE/d in 2013 and 1,415 BOE/d in the first nine months of 2014.

Capital Expenditures

        Our 2014 development, exploitation and exploration capital expenditure budget is $88 million, of which approximately $84 million is expected to be devoted to our legacy Southern California assets and approximately $4 million to onshore Monterey shale activities. In the first nine months of 2014 our development, exploitation and exploration capital expenditures were $72.1 million, with approximately $68.9 million incurred for Southern California legacy projects and $2.3 million for onshore Monterey projects.

        The aggregate levels of capital expenditures for the remainder of 2014 will be slightly less than our budget estimates. The following summarizes certain significant aspects of our 2014 capital spending program.

        In the first nine months of 2014, production from the South Ellwood field was adversely affected by a prolonged shutdown of the third party pipeline that delivers oil from the field. In order to minimize full-year 2014 downtime, we moved our annual South Ellwood maintenance shutdown from

October up to March to coincide with the pipeline shutdown. In addition, we have determined that certain wells near the field's lease boundary are in communication, and, as a result, we have no current plans to drill additional wells in that area. However, production rates from the most productive wells in the area have stabilized.

        The Coal Oil Point structure is located on the north east side of the South Ellwood field. We successfully completed a well drilled to a probable location in the Coal Oil Point structure in the second half of 2013. In the first nine months of 2014, we drilled another Coal Oil Point well. The lowest zone of the well tested wet, but in August, we completed a higher zone of the well, which proved to be hydrocarbon bearing and was placed on initial production on August 20, 2014. This zone initially produced at an average rate approximately 450 Bbls/d.

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

        In the West Montalvo field, during the first nine months of 2014, we spud two new locations and completed two wells spud in 2013.

        During the first nine months of 2014, we performed one recompletion at Sockeye and began drilling one development well in the M-2 zone from Platform Gail. Previous to drilling this infill development well, we were producing from the Sockeye M-2 zone, and we believed it to be underdeveloped. The well began producing on October 15, 2014 and initially produced approximately 610 Bbls/d.

        We spent $0.4 million on onshore Monterey shale activities in the first nine months of 2014 and plan to spend an additional $0.3 million (excluding capitalized G&A) in the last three months of 2014 to improve and stabilize production in the Sevier field.

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

        As of September 30, 2014, Venoco estimates that the proved reserves and PV-10 associated with its reversionary interest in the Hastings Complex were 8.9 MMBOE and $127 million, respectively.

Trends Affecting our Results of Operations

        The company experienced reduced income from operations for the first nine months of 2014 compared to the first nine months of 2013, due primarily to production and pricing declines. However, we had a significant increase in net income as a result of changes in the valuation of our hedging positions in the third quarter of 2014 and a loss on extinguishment of debt recorded in the third quarter of 2013.

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

        We employ a hedging strategy designed to reduce the variability in cash flows resulting from changes in commodity prices. As of September 30 2014, we had hedge contract floors covering 6,175 barrels of oil per day and 2,000 Mcf per day of natural gas for the remainder of 2014. We have also secured hedge contracts for portions of our 2015 and 2016 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    Our 2014 capital spending has been allocated approximately 95% to our legacy Southern California fields and 5% to our onshore Monterey shale program. As discussed above, our first nine months of production were adversely affected by a prolonged shutdown of the pipeline that transports our South Ellwood field oil, and we have experienced declines in production from certain wells drilled in recent years at our South Ellwood, Sockeye and West Montalvo fields. In addition, we have experienced delays in the completion of the Coal Oil Point well, the lowest zone of which was unproductive, and delays in converting newly drilled wells at West Montalvo from a no-flow status to artificial lift. Furthermore, the operator of the pipeline that transports our South Ellwood oil conducted another pipeline shutdown in October 2014. The shutdown lasted five days and was completed October 17, 2014. For these reasons, we expect production for 2014 to be down compared to 2013.

        The factors that negatively affected our production during the first nine months of 2014 had a corresponding negative impact on our per BOE expense metrics for the period.

        We have not yet established a capital expenditures budget for 2015. However, we expect that constraints on our liquidity will significantly limit our 2015 spending.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $26.67 per BOE for the first nine months of 2014 were higher than our full year 2013 results of $22.44 per BOE. We expect that our LOE per BOE for the full year 2014 will be slightly higher than 2013 because of lower production experienced in the first nine months of the year and expected for the remainder of 2014. Full year 2014 LOE on an aggregate basis is expected to lower than in 2013 due to the sale of West Montalvo and lower share based compensation.

        Property and Production Taxes.    Property and production taxes of $2.93 per BOE for the first nine months of 2014 were higher than our full year 2013 results of $1.02 per BOE. We expect our 2014 property and production taxes to be higher on a per BOE basis than they were in 2013. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        General and Administrative Expenses.    General and administrative expenses were $9.07 per BOE (excluding non-cash share-based compensation charges and one-time G&A costs of $1.44 per BOE) for the first nine months of 2014 compared to $11.75 per BOE for the full year 2013 (excluding non-cash share-based compensation charges of $2.79 per BOE). We expect our 2014 G&A costs to be less than they were in 2013 on an aggregate and per BOE basis. DPC incurs only nominal general and administrative expenses.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first nine months of 2014 was $16.58 per BOE compared to $14.09 per BOE for the full year 2013. We expect our 2014 DD&A to be slightly higher on a per BOE basis compared to our 2013 results.

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

        Income Tax Provision (Benefit).    DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2013 and September 30, 2014 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Production Volume(1):
Oil (MBbls)	786	642	2,449	1,978
Natural gas (MMcf)	272	202	1,412	702
MBOE(2)	831	676	2,684	2,095
Daily Average Production Volume:
Oil (Bbls/d)	8,543	6,978	8,971	7,245
Natural gas (Mcf/d)	2,957	2,196	5,172	2,571
BOE/d(2)	9,036	7,344	9,833	7,674
Oil Price per Bbl Produced (in dollars):
Realized price	$99.16	$87.84	$97.36	$92.74
Realized commodity derivative gain (loss)	(5.42)	(2.14)	(5.93)	(4.77)

Net realized price	$93.74	$85.70	$91.43	$87.97

Natural Gas Price per Mcf (in dollars):
Realized price	$4.19	$4.98	$3.97	$5.51
Realized commodity derivative gain (loss)	—	.11	—	.03

Net realized price	$4.19	$5.09	$3.97	$5.54

Expense per BOE:
Lease operating expenses	$21.99	$26.96	$20.39	$26.67
Property and production taxes	(0.57)	3.14	0.77	2.93
Transportation expenses	0.06	0.08	0.05	0.07
Depreciation, depletion and amortization	15.10	17.39	13.61	16.58
Venoco:
General and administrative expense, net(3)	6.45	2.00	11.44	9.07
Interest expense	18.86	20.17	19.35	19.06
Denver Parent Corporation:
General and administrative expense, net(3)	6.48	2.08	11.50	9.26
Interest expense	25.40	33.45	24.34	31.27

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2014 to Quarter Ended September 30, 2013

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $22.5 million (28%) to $57.2 million in the third quarter of 2014 compared to $79.7 million in the third quarter of 2013. The decrease was mainly due to lower oil production, as described below.

        Oil sales decreased by $22.4 million (28%) in the third quarter of 2014 to $56.2 million compared to $78.6 million in the third quarter of 2013. Oil production decreased by 18%, with production of 642 MBbls in the third quarter of 2014 compared to 786 MBbls in the third quarter of 2013. The decrease is primarily due to lower production at our South Ellwood, Sockeye and West Montalvo fields resulting from production declines from new wells drilled in recent years at these three fields, production at South Ellwood being curtailed during the drilling of the Coal Oil Point well, and lost production from a significant well at Sockeye that was shut in for replacement of an electric submersible pump. Our average realized price for oil decreased $11.32 per Bbl (11%) from $99.16 per Bbl in the third quarter of 2013 to $87.84 per Bbl for the third quarter of 2014.

        Natural gas sales decreased by $0.1 million (12%) in the third quarter of 2014 to $1.0 million compared to $1.1 million in the third quarter of 2013. Natural gas production decreased by 26% in the third quarter of 2014, with production of 202 MMcf compared to 272 MMcf in the third quarter of 2013. Our average realized price for natural gas increased $0.79 per Mcf (19%) from $4.19 per Mcf in the third quarter of 2013 to $4.98 per Mcf in the third quarter of 2014.

        Other Revenues.    Other revenues decreased $0.6 million in the third quarter of 2014 to $0.6 million compared to $1.2 million in the third quarter of 2013. The decrease is primarily due to lower pipeline revenue in the third quarter of 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $0.1 million in the third quarter of 2014 to $18.2 million compared to $18.3 million in the third quarter of 2013. However, due to lower production on a per unit basis, LOE increased by $4.97 per BOE from $21.99 in the third quarter of 2013 to $26.96 in the third quarter of 2014.

        Property and Production Taxes.    Property and production taxes increased $2.6 million (550%) in the third quarter of 2014 to $2.1 million compared to $(0.5) million in the third quarter of 2013. The increase is primarily due to revised year-to-date supplemental property tax estimates that were recorded in the third quarter of 2013. On a per BOE basis, property and production taxes increased $3.71 per BOE to $3.14 in the third quarter of 2014 from $(0.57) in the third quarter of 2013.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $0.8 million (6%) to $11.8 million in the third quarter of 2014 compared to $12.6 million in the third quarter of 2013. The decrease was primarily due to lower production in the third quarter of 2014. DD&A expense on a per unit basis increased $2.29 per BOE to $17.39 per BOE for the third quarter of 2014 compared to $15.10 per BOE for the third quarter of 2013.

        Impairment.    We did not record any impairment to oil and gas properties in the third quarter of 2013 or 2014.

        Accretion of Abandonment Liability.    Accretion expense remained constant at $0.6 million in the third quarter of 2014 and 2013.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2013	2014
General and administrative costs	$10,899	$8,374
Share-based compensation costs	(2,890)	(6,173)
General and administrative costs capitalized	(2,651)	(849)

General and administrative expense, net of amounts capitalized	$5,358	$1,352

        Venoco G&A expenses decreased $2.5 million (23%) to $8.4 million in the third quarter of 2014 compared to $10.9 million in the third quarter of 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation of $3.6 million (net of amount capitalized) charged to G&A in the third quarter of 2014 compared to $2.2 million (net of amount capitalized) in the third quarter of 2013. The lower employee related G&A costs and share based compensation expenses are due to decreases in personnel and the recapture of related share-based compensation expense previously recognized due to the lower estimated value of DPC stock. Excluding the effect of the non-cash share-based compensation expense, G&A expense decreased to $7.29 per BOE in the third quarter of 2014 from $9.26 per BOE in the third quarter of 2013.

        DPC incurred incremental G&A expenses of $0.1 million during the third quarters of 2013 and 2014.

        Interest Expense.    For Venoco, interest expense decreased $2.0 million (13%) to $13.6 million in the third quarter of 2014 compared to $15.6 million in the third quarter of 2013. The decrease was primarily the result of the repayment of Venoco's 11.50% $150 million senior notes in the third quarter of 2013. For DPC, interest expense increased $1.5 million (7%) to $22.6 million in the third quarter of 2014 compared to $21.1 million in the third quarter of 2013. The incremental difference of $8.9 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs remained constant at $0.9 million in the third quarter of 2014 and 2013. For DPC, amortization of deferred loan costs remained constant at $1.2 million in the third quarter of 2014 and 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2013	2014
Realized commodity derivative losses (gains)	$4,261	$1,355
Amortization of commodity derivative premiums	1,017	1,204
Unrealized commodity derivative losses (gains) for changes in fair value	8,893	(32,895)

Commodity derivative losses (gains), net	$14,171	$(30,336)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate benchmark settlement prices. The realized commodity derivative losses in the third quarter of 2013 and 2014 reflect the settlement of contracts at benchmark prices above the relevant strike prices. In addition, in the third quarter of 2013, we settled all of our basis swaps, realizing total losses of $3.6 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended September 30, 2014 or 2013. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, the net income for the third quarter of 2014 was $39.5 million compared to net loss of $2.9 million for the same period in 2013. For DPC, the net income for the third quarter of 2014 was $30.2 million compared to net loss of $28.6 million for the same period in 2013. The changes between periods are the result of the items discussed above and the loss on extinguishment of debt recognized in the third quarter of 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $60.8 million (25%) to $186.3 million in the nine months ended September 30, 2014 compared to $247.1 million in the nine months ended September 30, 2013. The decrease was primarily due to lower oil and natural gas production, as described below.

        Oil sales decreased by $59.0 million (24%) in the first nine months of 2014 to $182.5 million compared to $241.5 million in the first nine months of 2013. Oil production decreased by 19%, with production of 1,978 MBbls in the first nine months of 2014 compared to 2,449 MBbls in the first nine months of 2013. The decrease is primarily due to lower production at our South Ellwood field in the first quarter of 2014 resulting from a prolonged shutdown of the third party pipeline that delivers our South Ellwood oil, lower production in the first nine months of 2014 at our South Ellwood, Sockeye and West Montalvo fields resulting from production declines from new wells drilled in recent years at these three fields, production at South Ellwood being curtailed during the drilling of the Coal Oil Point well, and lost production from a significant well at Sockeye that was shut in for the replacement of an electric submersible pump. Our average realized price for oil decreased $4.62 per Bbl (5%) from $97.36 per Bbl in the first nine months of 2013 to $92.74 per Bbl for the first nine months of 2014.

        Natural gas sales decreased $1.7 million (31%) in the first nine months of 2014 to $3.9 million compared to $5.6 million in the first nine months of 2013. Natural gas production decreased by 50% in the first nine months of 2014, with production of 702 MMcf compared to 1,412 MMcf in the first nine months of 2013. The decrease is partly due to the sale of Sacramento Basin assets in 2013 and partly due to the reductions in oil production, and therefore associated natural gas production, as well as a reduction in gas sales from the Sockeye field in the first nine months of 2014 compared to the first nine months of 2013. Our average realized price for natural gas increased $1.54 per Mcf (39%) from $3.97 per Mcf in the first nine months of 2013 to $5.51 per Mcf in the first nine months of 2014.

        Other Revenues.    Other revenues decreased $1.9 million in the first nine months of 2014 to $1.5 million compared to $3.4 million in the first nine months of 2013. The decrease is primarily due to lower pipeline revenue in the first nine months of 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $1.2 million (2%) in the first nine months of 2014 to $55.9 million compared to $54.7 million in the first nine months of 2013. The increase was primarily due to the timing of the annual maintenance shutdown at our South Ellwood field. The shutdown occurred in the fourth quarter of 2013, however the annual shutdown was moved up to the first quarter of 2014 in order to correspond with the pipeline shutdown, higher unplanned repairs at Sockeye and higher well maintenance costs at Montalvo in the first nine months of 2014. The expenses incurred as a result of the annual maintenance shutdown occurred concurrently with a period of reduced production, which resulted in an increase in the per unit costs. On a per unit basis, LOE increased by $6.28 per BOE from $20.39 in the first nine months of 2013 to $26.67 in the first nine months of 2014.

        Property and Production Taxes.    Property and production taxes increased $4.0 million (197%) in the first nine months of 2014 to $6.1 million compared to $2.1 million in the first nine months of 2013. The increase is primarily due to revised year-to-date supplemental property tax estimates that were recorded in the third quarter of 2013. On a per BOE basis, property and production taxes increased $2.16 per BOE to $2.93 in the first nine months of 2014 from $0.77 in the first nine months of 2013.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $1.8 million (5%) to $34.7 million in the first nine months of 2014 compared to $36.5 million in the first nine months of 2013. The decrease was primarily due to lower production in the first nine months of 2014. DD&A expense on a per unit basis increased $2.97 per BOE to $16.58 per BOE for the first nine months of 2014 compared to $13.61 per BOE for the first nine months of 2013.

        Impairment.    We recorded an impairment to oil and gas properties of $0.8 million in the first nine months of 2014 for costs incurred related to the evaluation of certain South American properties. We abandoned further efforts to evaluate expansion outside the U.S.A. in the second quarter of 2014.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.9 million in the first nine months of 2014 and 2013.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2014
General and administrative costs	$35,697	$28,343
Share-based compensation costs	9,695	(3,055)
One-time general and administrative	—	3,024
General and administrative costs capitalized	(14,684)	(9,308)

General and administrative expense, net of amounts capitalized	$30,708	$19,004

        Venoco G&A expenses decreased $11.7 million (38%) to $19.0 million in the first nine months of 2014 compared to $30.7 million in the first nine months of 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation of $1.5 million (net of amount capitalized) charged to G&A in the first nine months of 2014 compared to $7.4 million (net of amount capitalized) in the first nine months of 2013. The lower employee related G&A costs and share based compensation expenses are due to decreases in personnel and the recapture of related share-based compensation expense previously recognized due to the lower estimated value of DPC stock. Our G&A expenses for the period include one-time G&A costs relate to a write-off of $1.7 million of deferred costs relating to an MLP offering that was aborted in the second quarter of 2014, and severance costs of $1.3 million related to a G&A reduction that was initiated in the second quarter of 2014. Excluding the effect of the non-cash share-based compensation expense and one-time general and administrative charges, G&A expense decreased to $9.02 per BOE in the first nine months of 2014 from $11.00 per BOE in the first nine months of 2013.

        DPC incurred incremental G&A expenses during the first nine months of 2014 of $0.4 million compared to $0.2 million in the first nine months of 2013.

        Interest Expense.    For Venoco, interest expense decreased $12.0 million (23%) to $39.9 million in the first nine months of 2014 compared to $51.9 million in the first nine months of 2013. The decrease was primarily the result of the repayment of Venoco's 11.50% $150 million senior notes in the third quarter of 2013. For DPC, interest expense increased $0.2 million to $65.5 million in the first nine months of 2014 compared to $65.3 million in the first nine months of 2013. The incremental difference of $25.6 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs decreased $0.3 million (11%) to $2.6 million in the first nine months of 2014 compared to $2.9 million in the first nine months of 2013. For DPC, amortization of deferred loan costs decreased $0.4 million (10%) to $3.3 million in the first nine months of 2014 compared to $3.7 million in the first nine months of 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2014
Realized commodity derivative losses (gains)	$24,010	$9,409
Amortization of commodity derivative premiums	2,984	3,612
Unrealized commodity derivative losses (gains) for changes in fair value	(29,431)	(26,544)

Commodity derivative losses (gains), net	$(2,437)	$(13,523)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate benchmark settlement prices. The realized commodity derivative losses in the first nine months of 2013 and 2014 reflect the settlement of contracts at benchmark prices above the relevant strike prices. In addition, in the first nine months of 2013, we unwound all then-outstanding natural gas derivative contracts for $3.8 million as a result of the Sacramento Basin asset sale, and unwound all of our oil basis swaps for $5.7 million, realizing total losses of $9.5 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the nine month periods ended September 30, 2014 or 2013. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, net income for the first nine months of 2014 was $40.3 million compared to net income of $34.1 million for the same period in 2013. For DPC, the net income for the first nine months of 2014 was $13.6 million compared to net loss of $0.2 million for the same period in 2013. The changes between periods are the result of the items discussed above and the loss on extinguishment of debt recognized in the third quarter of 2013.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from operations and amounts available under its revolving credit facility. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Cash (used in) provided by operating activities	$61,864	$34,620	$57,638	$14,712
Cash (used in) provided by investing activities	19,389	(76,386)	19,389	(76,386)
Cash (used in) provided by financing activities	(135,055)	55,724	(114,105)	59,504

        Net cash provided by operating activities for Venoco was $34.6 million in the first nine months of 2014 compared to net cash provided by operating activities of $61.9 million in the 2013 period. Cash flows provided by operating activities in the first nine months of 2014 as compared to cash flows provided by operating activities in the first nine months of 2013 were unfavorably impacted by lower production, partly offset by lower interest expense and general and administrative costs.

        Net cash provided by operating activities for DPC was $14.7million in the first nine months of 2014 compared to $57.6 million in the 2013 period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash used in investing activities for Venoco and DPC was $76.4 million in the first nine months of 2014 compared to net cash provided by investing activities of $19.4 million in the 2013 period. The primary investing activities in the first nine months of 2014 were $76 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first nine months of 2013 were sales proceeds of $100 million received as a result of the Sacramento Basin asset sale, partially offset by $79 million in capital expenditures on oil properties related to our capital expenditure program.

        Net cash provided by financing activities for Venoco was $55.7 million in the first nine months of 2014 compared to net cash used in financing activities of $135.1 million during the 2013 period. The primary financing activities in the first nine months of 2014 were net borrowings of $60 million on the revolving credit facility and a dividend paid to DPC of $3.9 million. The primary financing activities in the first nine months of 2013 were (i) repayment of $315 million on our second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on our revolving credit facility of $107 million and (ii) net additional borrowings of $76 million on our revolving credit facility.

        Net cash provided by financing activities for DPC was $59.5 million in the first nine months of 2014 compared to net cash used in financing activities of $114.1 million during the 2013 period.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2014 exploration, exploitation and development capital expenditures budget is currently $88 million. We expect to fund these expenditures with cash flow from operations and borrowings under our revolving credit facility. We have not yet established a capital expenditures budget for 2015, but expect that it will be substantially less than the

2014 budget due to significant recent decreases in the price of oil and constraints on our liquidity. We will continue to pursue deleveraging transactions, which may include debt refinancings or restructurings, asset sales, joint ventures or other transactions. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our drilling and other development activities, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. In addition, as discussed below under "Revolving Credit Facility", Venoco has experienced events of actual and potential non-compliance with financial covenants in its revolving credit facility and such non-compliance could result in, among other things, the termination of the lenders' commitment to make further loans. Our ability to obtain any necessary amendments or waivers of the revolving credit agreement, or to refinance the facility, is uncertain and depends on many factors outside of our control which may adversely affect our liquidity.

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% / 13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. The principal contractual limits on Venoco's ability to pay dividends or make distributions to DPC are the covenants regarding restricted payments in the indenture governing Venoco's 8.875% senior notes and the agreement governing its revolving credit facility. As of September 30, 2014, Venoco would have been permitted to pay aggregate cash dividends to DPC of approximately $184 million under the indenture governing the 8.875% senior notes without violating the restricted payment covenant in the indenture. This amount is only an estimate and the actual amount payable by Venoco from time to time pursuant to the indenture, if any, may be substantially different. Under the current terms of the revolving credit agreement, Venoco is permitted to pay dividends in certain circumstances up to a maximum amount of $35 million in a four-quarter period on a rolling basis. The amount of dividends permitted under Venoco's debt agreements will vary over time, in part due to factors such as our operating performance, commodity prices and general economic factors, many of which are outside of our control, and they may vary further as a result of amendments to the agreements that we enter into or the terms of new agreements. The February 2015 interest payment on DPC's notes will be made 100% in kind, and we expect to continue making interest payments 100% in kind for the foreseeable future.

        The following is a summary of the terms of our significant debt agreements, consisting of Venoco's revolving credit facility, Venoco's 8.875% senior notes and DPC's 12.25% / 13.00% senior PIK toggle notes. Venoco entered into an amendment to its revolving credit facility in October 2014 pursuant to which, among other things, several of the financial covenants in the agreement were changed. The following summary of the revolving credit facility reflects its terms as amended through the date of this report.

        Revolving Credit Facility.    In October 2012, Venoco entered into a fifth amended and restated credit agreement governing its revolving credit facility, and has entered into several subsequent amendments to the agreement. The facility has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict Venoco's ability to incur indebtedness and require it to maintain specified ratios of current assets to current liabilities and interest coverage. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.30 to 1.00. The agreement also requires that Venoco's ratio of secured debt (as defined) to EBITDA not exceed 2.25 to 1.00 as of September 30, 2014 or 1.25 to 1.00 thereafter. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders and the borrowing base, both of which are currently $90 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. In addition, asset sales will result in a decrease to our borrowing base. Lending commitments under the facility have been allocated at various percentages to a syndicate of eleven banks. A failure of any members of the syndicate to fund under the facility, or a further reduction in the borrowing base, would adversely affect our liquidity. As of November 19, 2014, we had approximately $65 million outstanding under the facility at an average interest rate of 3.7% and $20 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants, our debt-related risks have increased. These include risks that we may default on our obligations under our debt agreements, that our ability to replace reserves and maintain production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices, operational risks and economic conditions. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, at the time that report was filed, we projected that Venoco would be out of compliance with the debt to EBITDA ratio covenant in the revolving credit facility as of September 30, 2014. Because this non-compliance would have allowed the revolving credit facility lenders to accelerate the indebtedness under the facility, and that acceleration would have then allowed the holders of both Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes, the consolidated balance sheet of Venoco included in that report reflected all of the amounts outstanding under the revolving credit facility and the Venoco 8.875% senior notes as current liabilities as of June 30, 2014. For the same reasons, the balance sheet of DPC included in that report reflected that indebtedness, plus the DPC 12.25% / 13.00% senior PIK toggle notes, as current liabilities as of June 30, 2014. In October 2014, Venoco entered into an amendment to the revolving credit agreement that, among other things, eliminated the debt to EBITDA covenant and waived related non-compliance with the current assets to current ratio covenant, with such waivers being effective upon the sale of Venoco's West Montalvo properties, which occurred on October 29, 2014.

        In recent weeks, oil prices have declined significantly. Due primarily to those declines, we currently project that Venoco will be out of compliance with the secured debt to EBITDA covenant in its revolving credit facility as of September 30, 2015. For the reasons discussed above with respect to the previously anticipated September 30, 2014 breach of the debt to EBITDA covenant, the indebtedness under the credit facility and Venoco's and DPC's senior notes are reflected as current liabilities as of September 30, 2014 in the applicable balance sheets included in this report. In addition, due to the resulting increase in Venoco's current liabilities as of September 30, 2014, Venoco would have been out of compliance with the current assets to current liabilities ratio covenant as of that date had that breach not been waived pursuant to the October 15, 2014 amendment. The amendment did not waive any prospective breaches of that covenant, and, because we expect to continue to classify Venoco's credit facility and senior notes indebtedness as current as of December 31, 2014, we expect such a breach to occur as of that date. In the event that we are unable to obtain an amendment or waiver of the revolving credit facility to address that breach, and other actual or potential future breaches that may occur, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of amounts due under our debt agreements, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness, maintain compliance with the covenants in our debt agreements and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget while also allowing us to maintain compliance with our debt agreements, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations, seek to restructure our indebtedness, and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our debt agreements, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the agreements that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under the agreements in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves. The additional indebtedness we incurred in connection with the going private transaction has increased the debt-related risks we face, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices and other economic conditions.

Off-Balance Sheet Arrangements

        At September 30, 2014, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of September 30, 2014, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $1.1 billion.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of September 30, 2014, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the difference between the fixed price established in the agreement and a benchmark price, typically either Inter-Continental Exchange Brent ("Brent") or NYMEX WTI for oil or Henry Hub for natural gas.

	Oil (Brent)		Natural Gas (Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59	2,000	$4.35/$5.01
Puts	575	$90.00
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
Puts		—
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2014 is summarized below:

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

        We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities, and the use of derivative financial instruments, is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. In addition, because our derivative arrangements are based on index prices, they do not protect us from adverse changes in the difference between the prices we receive for our production and the index prices. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under Venoco's revolving credit agreement.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of September 30, 2014, the fair value of our commodity derivatives was a net liability of $0.8 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.7 million on our variable rate borrowings of $265 million as of September 30, 2014.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2014.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Venoco's and DPC's principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control that occurred during the quarter ended September 30, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting. As previously disclosed, Tim Ficker and Doug Griggs, previously the Chief Financial Officer and Chief Accounting Officer, respectively, of Venoco and DPC resigned their positions in October 2014 and Scott Pinsonnault and Heather Hatfield assumed the duties of principal financial officer and principal accounting officer, respectively, of both companies in November 2014. This change in personnel is not expected to materially change either company's internal control structure except that the controls will be overseen by the new personnel.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources and Requirements," Venoco has recently faced events of actual and potential non-compliance with financial covenants in its revolving credit facility. Any future non-compliance, including the anticipated breach of the current assets to current liabilities ratio covenant as of December 31, 2014 if not waived, would allow the revolving credit facility lenders to cease making loans under the facility and accelerate the then-existing indebtedness under the facility. Such an acceleration would also allow the holders of Venoco's and DPC's senior notes to accelerate the indebtedness represented by those notes. We may not be able to obtain any waiver or amendment to the revolving credit facility that may be necessary in the future or otherwise prevent such an acceleration of our indebtedness, and if such an acceleration occurs, a bankruptcy, liquidation or restructuring of our company could result.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Sixth Amendment and Waiver to Credit Agreement, dated as of October 15, 2014, by and among Venoco, Inc., Citibank, N.A. as administrative agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. and Denver Parent Corporation, filed on October 17, 2014).

Exhibit Number	Exhibit
10.2	Purchase and Sale Agreement, dated as of August 18, 2014, by and between Venoco, Inc. and Vintage Petroleum, LLC.
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2014

VENOCO, INC.
By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer
By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2014

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer