Form 10-K/A
period 2014-12-31
DENVER PARENT Corp; Venoco, Inc.
filed 2015-04-29
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:

Denver Parent Corporation 333-191602
Venoco, Inc. 001-33152

Denver Parent Corporation
Venoco, Inc.

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

Venoco, Inc. Yes ☐ No ☒
Denver Parent Corporation Yes ☐ No ☒

           All of the registrants' common equity was held by affiliates on June 30, 2014. As of March 31, 2015, there were 30,297,459 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

EXPLANATORY NOTE

        This Form 10-K/A (this "Amendment") is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. As a result of the going private transaction, Venoco's common stock is no longer publicly traded. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes. Neither Venoco nor DPC intend to file a proxy or information statement with respect to their 2015 annual shareholder meetings or any action by written consent in lieu of such meetings.

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

        On April 15, 2015, DPC and Venoco filed a combined Annual Report on Form 10-K for the year ended December 31, 2014 (the "Original Filing"). This Amendment completes the items identified below that were originally omitted from the Original Filing in the expectation that an amendment to the Original Filing would be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of our 2014 fiscal year.

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

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors

        The following table sets forth, as of April 15, 2015, the names, ages, and titles of each member of the Board of Directors of Venoco (the "Venoco Board"). Timothy Marquez has been the sole director of DPC since its formation.

Name	Age	Position	Director Since	Current Term to Expire
Timothy M. Marquez	56	Executive Chairman	2004	2016
Joel L. Reed	64	Director	2012	2017
Richard S. Walker	57	Director	2012	2015

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

        The Corporate Governance Guidelines, Code of Business Conduct and Ethics and Categorical Standards can be viewed on Venoco's website at www.venocoinc.com under the heading "About" and the subheading "Corporate Governance." Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

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

Director Independence and Categorical Standards

        As discussed under "—Board Committees," the Venoco Board has determined that, other than Mr. Marquez, each member of the Venoco Board is independent under the Categorical Standards. The Categorical Standards are similar to the director independence standards set forth in the rules of the New York Stock Exchange (the "NYSE") except that they are more stringent in some respects. Accordingly, a director who qualifies as independent under the Categorical Standards would also be considered independent under the rules of the NYSE. Pursuant to the Categorical Standards, a director may not be considered independent if he or she:

  •
  is an employee, or has an immediate family member who is an executive officer, of Venoco, until three years after the end of such employment relationship, provided that employment as an interim Chairman of the Board or interim executive officer shall not disqualify a director from being considered independent following service in either capacity;

  •
  has received, or has an immediate family member who has received, more than $100,000 in direct compensation from Venoco in any 12-month period within the past three years, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), provided that compensation received by a director for prior service as an interim Chairman of the Board or interim executive officer, and compensation received by an immediate family member for service as a non-executive employee of the company, need not be considered in determining independence under this test;

  •
  is affiliated with or employed by, or has an immediate family member who is affiliated with or employed in a professional capacity by, a current or former internal or external auditor of

    Venoco, until three years after the end of the affiliation or the employment or auditing relationship;

  •
  is employed, or has an immediate family member who is employed, as an executive officer of another company where any of the Venoco's current executive officers serve on the other company's compensation committee, until three years after the end of such service or the employment relationship; or

  •
  is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or has received payments from, Venoco for property or services in an amount that, in any of the last three fiscal years, exceeded the greater of (i) $1 million or (ii) 2% of such other company's consolidated gross revenues.

        The Venoco Board would also consider any of the foregoing relationships that exist with DPC.

Code of Business Conduct

        Venoco has adopted a Code of Business Conduct and Ethics to provide guidance to directors, officers, including its Executive Chairman, CEO, COO, CFO and Chief Accounting Officer, and employees, with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes-Oxley Act of 2002. Venoco's Code of Business Conduct and Ethics is available on its website at venocoinc.com. To access the Code of Business Conduct and Ethics and Venoco's other corporate governance materials, click on "About" and then click on "Corporate Governance." Venoco will disclose on its website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC rules.

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

        The components of Venoco's executive compensation are presented below and discussed in more detail later in this report:

  •
  a base salary that is generally between the 50th and 75th percentile of base salary offered by other oil and natural gas exploration and production enterprises similar to Venoco, the actual positioning of which is determined by individual performance, experience and personal competencies, and with the 75th or higher percentiles reserved for executives with skill sets that are critical for maximization of our asset value;

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

Industry Peer Group

        The companies selected by Venoco's Compensation Committee for the peer group represent independent exploration and production companies that focus on the acquisition, exploration, exploitation and development of oil and natural gas properties. The composition of Venoco's peer group is reviewed annually by the Compensation Committee to ensure that the companies continue to remain relevant for comparative purposes. Venoco's peer group for 2014 is as follows:

• Bonanza Creek	• Resolute Energy Corporation
• Breitburn Energy Partners LP	• SM Energy
• Clayton Williams Energy	• Swift Energy Company
• Memorial Production Partners	• Vanguard Natural Resources
• PDC Energy, Inc.	• Warren Resources
• QEP Resources	• Whiting Petroleum Corporation
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

        The Compensation Committee approves the compensation of Venoco's executive officers. In making its determinations, the Compensation Committee reviews the summary compensation information for each executive officer and considers the executive officer's base salary, potential payments under selected performance scenarios and termination of employment and change-in-control scenarios, as well as accumulated equity and equity-based incentives in DPC, all in light of peer group practices. The purpose of this process is to analyze the total amount of actual and projected compensation of Venoco's executive officers and to determine whether any one component of compensation should be changed. The Compensation Committee then considers whether the actual and projected compensation is aligned with its compensation philosophy and competitive market practices. Venoco's CEO and Executive Chairman also provide the Compensation Committee with recommendations regarding the compensation levels for the other executive officers based on a review of Venoco's peer group companies and the individual performance of each executive.

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

        Base Salary.    The Compensation Committee believes that base salary is a critical element of executive compensation for attracting and retaining outstanding employees at all levels. The base salaries of Venoco's executive officers are reviewed by the Compensation Committee on an annual basis and adjusted from time to time to realign salaries with market levels, after taking into account individual responsibilities, performance and experience. Base salary is generally targeted for all executive officers between the 50th and 75th percentile of base salary offered by companies in Venoco's peer group, with the 75th or higher percentiles reserved for executives with skill sets that are critical for maximization of our asset value. Individual salaries take into account the individual's performance, experience and personal competencies. Base salaries were increased for Venoco's named executive officers continuing in their prior positions from 2013 to 2014 by an average of 0.5%.

Name	2013 Base Salary	2014 Base Salary
Timothy M. Marquez	$787,500	$787,500
Edward J. O' Donnell(1)	$708,750	$708,750
Mark A. DePuy(4)	$341,750	$708,750
Timothy A. Ficker(2)	$448,640	$448,640
Terry L. Anderson(3)	$356,160	$356,160
Brian Donovan(5)	$213,487	$275,000
Ian Livett	$294,000	$305,760

(1)
Mr. O'Donnell resigned his position with Venoco effective May 9, 2014

(2)
Mr. Ficker resigned his position with Venoco effective November 3, 2014

(3)
Mr. Anderson resigned his position with Venoco effective October 1, 2014

(4)
Mr. DePuy was promoted from Chief Operating Officer to Chief Executive Officer effective June 1, 2014.

(5)
Mr. Donovan was promoted from Assistant General Counsel to General Counsel effective October 1, 2014.

        Base salary increases in 2014 reflect the Compensation Committee's review of updated salary levels of comparable positions in Venoco's peer group companies, as well as Mr. DePuy's promotion to CEO and Mr. Donovan's promotion to General Counsel. The Compensation Committee views 2014 salary levels as consistent with its compensation philosophy.

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

For 2014, the bonus opportunity at a 100% of target level payout for Venoco's named executive officers was as follows:

Name	Percentage of Salary	Total
Timothy M. Marquez	170%	$1,338,750
Edward J. O'Donnell(1)	170%	$1,204,875
Mark A. DePuy	170%	$1,204,875
Timothy A. Ficker(2)	120%	$538,367
Terry L. Anderson(3)	80%	$284,927
Brian Donovan	70%	$192,500
Ian Livett	80%	$254,392

(1)
Mr. O'Donnell resigned his position with Venoco effective May 9, 2014

(2)
Mr. Ficker resigned his position with Venoco effective November 3, 2014

(3)
Mr. Anderson resigned his position with Venoco effective October 1, 2014

        Under the Senior Executive Bonus Plan, seven performance criteria were selected for 2014, each comprising 14.3% of the target bonus: (i) average daily net production, (ii) reserve replacement, (iii) finding and development costs, (iv) debt covenant compliance, (v) lease operating expenses plus general and administrative expenses, (vi) acquisition reserve growth and (vii) minimum quarterly distributions paid by a master limited partnership ("MLP") to be formed by Venoco. For each of the seven metrics, the bonus payout targets for 2014 are summarized as follows:

	Minimum Bonus Level Performance	Target Performance	Maximum Bonus Level Performance
Average Daily Net Production (BOE/d)	10,000	10,900	11,800
Reserve Replacement (% increase)	10%	15%	20%
Finding and Development Costs, per BOE	$20.00	$15.00	$10.00
Debt Compliance	—	—	Pass
Lease Operating Expenses plus G&A Expenses, per BOE	$30.50	$27.50	$25.50
Acquisition Reserve Growth	10.0	15.0	20.0
MLP Minimum Quarterly Distributions	100%	100%	105%

        Under the Senior Executive Bonus Plan, actual results for the year are compared to each of the seven individual performance criteria in order to determine payout multiples, which can range from 0 to 2. The payout multiples determined for each performance criterion are multiplied by 14.3% to reflect the weighting assigned to each of the seven criteria. The weighted multiples are aggregated to determine the appropriate payout percentage achieved for the year. Based on the Company's performance relative to the 2014 performance criteria as adjusted, the Compensation Committee determined the appropriate payout multiples and payout percentages to be as follows:

Performance Criteria	Payout Multiple Achieved	Payout Percentage Achieved
Average Daily Net Production	—	—%
Reserve Replacement	—	—%
Finding and Development Costs	—	—%
Debt Compliance	—	—%
Lease Operating Expenses plus G&A Expenses	—	—%
Acquisition Reserve Growth	—	—%
MLP Minimum Quarterly Distributions	—	—%
Discretionary Adjustment	—	50%

Performance Factor		50%

        A discretionary adjustment, outside of the Senior Executive Bonus Plan, was made for successful completion of certain key projects during 2014, including the successful continued development of a new structure in the South Ellwood field, the disposition of the West Montalvo assets in October at a price reflective of oil prices prior to recent declines, a reduction of annual overhead costs of approximately $26.7 million, and the initiation of a debt restructuring process that proved to be successful.

        Actual 2014 awards were as follows:

	2014 Annual Incentive Awards
			Actual Award Including Discretionary Adjustment($)
	Target Award (% of Base Salary)	Actual Award (% of Base Salary)
Timothy M. Marquez	170%	85%	$669,375
Edward J. O'Donnell(1)	170%	—	—
Mark A. DePuy	170%	85%	$602,438
Timothy A. Ficker(2)	120%	—	—
Ian Livett	80%	40%	$122,304
Terry L. Anderson(3)	80%	—	—
Brian Donovan	70%	35%	$96,250

(1)
Mr. O'Donnell resigned his position with Venoco effective May 9, 2014

(2)
Mr. Ficker resigned his position with Venoco effective November 3, 2014

(3)
Mr. Anderson resigned his position with Venoco effective October 1, 2014

        Long-Term Incentive Compensation.    We believe the use of long-term incentive compensation based on the value of the equity of Venoco or DPC creates an ownership culture that encourages the long-term performance of Venoco's executive officers.

        2012 Plan.    Certain changes in our long-term incentive programs occurred as a result of the going-private transaction, but the Compensation Committee has generally attempted to replicate the economic effects of the programs in place prior to the transaction to the extent feasible. As part of the terms and conditions of the going private transaction, all then-existing stock options (whether vested or unvested) were extinguished upon the closing of the transaction for a cash payment equal to the then-existing "spread" inherent in the option (i.e., the excess, if any, of the merger consideration of $12.50 per share over the option exercise price, multiplied by the number of shares subject to the option). All shares of restricted stock were converted into the right to receive cash equal to the merger consideration of $12.50 per share at the time such restricted share otherwise vests according to its terms; however, in the case of an award subject to one or more market-based vesting conditions, it is assumed that those conditions are satisfied at the target level (such rights referred to hereafter as "Rights to Receive" or "RTR units").

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

        If the performance measure for a year is attained at a level greater than 100%, and after "carrying back" the excess over 100% to increase the Earned Percentage(s) for prior years' LTI Grants to 100%, there continues to be excess, then an amount equal to 50% of the remaining excess will be applied to the current year's LTI Grant and may yield an Earned Percentage for the current year's grant of up to 120%. For example (continuing the example above), if in Year 2 the performance measure is attained at 175%, then the excess of the Year 2 performance over 100% will be carried back to increase the Earned Percentage for the first year's LTI Grant to 100%, and one-half of the remaining excess of 50% will be applied to increase the Earned Percentage for the current year's grant up to a maximum of 120%. Refer to "Grants of Plan-Based Awards" for LTI Grants made to executive officers in 2014.

        As discussed above, the Compensation Committee determined that Venoco achieved its 2014 annual performance metrics at a level of 50% of target. Accordingly, the Earned Percentage for the 2014 RSU LTI Grants is 50%. The tranche of the 2014 LTI RSU Grant that was eligible to vest in 2014 (i.e. 25% of the 2014 LTI Grants) vested at 50% and will be paid in April 2015. For purposes of determining the amount payable per unit, the Compensation Committee had DPC's stock independently valued as of December 31, 2014 and based on such determination will pay out $2.01 per unit. As previously disclosed in our 2013 Form 10-K/A, the 2013 Earned Percentage for the LTI Grants made in 2013 is 70%.

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

CFO Services

        On November 3, 2014, Venoco engaged Opportune LLP ("Opportune") to provide various accounting advisory and consulting services to it and DPC. As part of that engagement, Scott Pinsonnault of Opportune served as interim CFO of Venoco and DPC from that date until his appointment as permanent CFO of both companies effective May 1, 2015 (see "Employment and Other Agreements" below). During his period of service as interim CFO, Mr. Pinsonnault's services to the

Company were billed by Opportune in the amount of $178,301 for services performed through December 31, 2014, and he was not separately compensated by Venoco or DPC.

Perquisites and Other Compensation

        Venoco has provided, and intends to continue to maintain, relatively modest executive benefits and perquisites for its executive officers. However, the Compensation Committee in its discretion may revise, amend or add to Venoco's executive officers' benefits and perquisites if it deems such action advisable.

Tax and Accounting Implications

        Deductibility of Executive Compensation.    As part of its role, the Compensation Committee historically reviewed and considered the deductibility of executive compensation under Section 162(m) of the Code, which, prior to the going private transaction, made it such that Venoco could not deduct compensation of more than $1.0 million in any tax year that was paid to certain individuals unless certain requirements were satisfied. Effective as of the going private transaction, Venoco and its legal counsel believe that Section 162(m) should no longer apply to us.

        Accounting for Stock-Based Compensation.    We account for stock-based payments in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

Employment and Other Agreements

        As of December 31, 2014 Venoco had employment agreements with two of its executive officers pursuant to which the executive officer will receive benefits if his employment is terminated (other than for misconduct) by Venoco, by the executive officer's death or disability or in certain circumstances following a change in control. These arrangements reinforce and encourage Venoco's executive officers' continued attention and dedication to their duties without the distraction arising from the possibility of a change in control of our company and are intended to facilitate a smooth transition in the event of a change in control of our company. In addition, these arrangements provide Venoco's executive officers with severance to help ease their financial transition from our company. The details and amounts of these benefits are described in "—Executive Officer Compensation in 2014—Potential Payments Upon Termination or Change in Control."

        On April 27, 2015, Mr. Donovan entered into an employment agreement with Venoco pursuant to which he will receive an annual salary of $286,000 and an annual bonus with a target amount equal to 75% of his annual salary. The other terms of the agreement are substantially similar to those of the current executive officers of the company other than Timothy Marquez, the Executive Chairman.

        On April 27, 2015, Mr. Marquez entered into an amendment to his existing employment agreement pursuant to which he will receive $1,500,000 in recognition of his leadership in completing the recent restructuring transaction through which Venoco raised approximately $175 million of new debt capital and achieved debt cancellation of $44 million. An additional $1,500,000 will be paid after the date on which Venoco (in the judgment of the Compensation Committee) has received final regulatory approval from the California State Lands Commission for the proposed lease line adjustment in the South Ellwood field, which approval may include reasonable mitigation requirements, and pursuant to which Venoco may pursue a drilling permit relating to the area covered by the adjustment.

        Effective May 1, 2015, Mr. Pinsonnault was appointed as CFO of Venoco and DPC on a permanent basis and entered into an employment agreement with Venoco pursuant to which he will receive an annual salary of $425,000 and an annual bonus with a target amount equal to 90% of his annual salary. The other terms of the agreement are substantially similar to those of the current executive officers of the company other than Mr. Marquez.

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

Compensation Committee Report

        We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the Company, and, based on such review and discussion, have recommended to the Board inclusion of the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Compensation Committee:
Joel L. Reed, Chairman Richard S. Walker

Executive Officer Compensation in 2014

Summary Compensation Table

        The following table summarizes the total compensation paid or earned by persons who served as Venoco's principal executive officer or principal financial officer during 2014 (other than Mr. Pinsonnault, who, as described in "—Compensation Discussion and Analysis—CFO Services," was not compensated by either Venoco or DPC for his services in 2014) and Venoco's other executive officers who were serving as executive officers as of December 31, 2014 or who are otherwise required to be disclosed herein (the "named executive officers").

			Bonus
Name and Principal Position	Year	Salary ($)	Discretionary Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(8)	Total ($)
Timothy M. Marquez	2014	$787,500	$669,375	$—	$3,150,052	$32,124	$4,639,051
Executive Chairman	2013	$787,500	$93,712	$843,413	$1,388,085	$30,435	$3,143,145
	2012	$750,000	$150,000	$1,389,750	$2,918,199	$29,900	$5,237,849
Edward J. O'Donnell	2014	$255,331	$—	$—	$—	$25,505	$280,836
(former CEO)(3)	2013	$708,750	$84,342	$759,071	$827,889	$41,828	$2,421,880
	2012	$520,433	$67,500	$1,250,775	$273,191	$188,917	$2,300,816
Mark A. DePuy	2014	$577,828	$602,438	$—	$546,051	$42,557	$1,768,874
CEO(4)	2013	$341,250	$19,110	$171,990	$183,689	$25,609	$741,648
	2012	$325,000	$—	$283,400	$—	$28,236	$636,636
Tim A. Ficker	2014	$375,591	$—	$—	$—	$44,889	$420,480
(former CFO)(5)	2013	$448,640	$37,686	$339,171	$423,941	$44,554	$1,293,992
	2012	$427,275	$158,129	$558,876	$552,321	$43,904	$1,704,505
Terry L. Anderson	2014	$268,489	$—	$—	$—	$28,986	$297,475
(former General Counsel	2013	$356,160	$19,945	$179,504	$212,990	$29,572	$798,171
and Secretary)(6)	2012	$339,200	$141,904	$258,810	$372,418	$31,644	$1,143,976
Brian Donovan	2014	$236,871	$96,250	$—	$72,768	$22,945	$428,834
General Counsel and Secretary(7)
Ian Livett	2014	$305,760	$122,304	$—	$470,397	$55,702	$954,163
Vice President-Southern
California Operations

(1)
Amounts shown represent annual incentive bonus awards under the Senior Executive Bonus Plan and related discretionary adjustment, which are discussed in "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses." Amounts for 2014 reflect cash compensation earned in 2014 but not paid until 2015.

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

(3)
Mr. O'Donnell resigned his position with Venoco effective May 9, 2014.

(4)
Mr. DePuy was promoted from Chief Operating Officer to Chief Executive Officer effective June 1, 2014.

(5)
Mr. Ficker resigned his position with Venoco effective November 3, 2014.

(6)
Mr. Anderson resigned his position with Venoco effective October 1, 2014

(7)
Mr. Donovan was promoted from Assistant General Counsel to General Counsel and Secretary effective October 1, 2014.

(8)
The amounts for 2014 entitled "All Other Compensation" are detailed in the following table:

Name	Qualified Retirement Plan Employer Match	Premium Towards Health Insurance Plans	Housing Allowance	Premium Towards Life Insurance Plans	Secured Parking Fees	Health Club Dues	HSA
Timothy M. Marquez(a)	$—	$25,880	$—	$659	$2,200	$3,385	$—
Edward J. O'Donnell	$15,250	$8,055	$—	$275	$1,925	$—	$—
Mark A. DePuy	$15,090	$19,398	$—	$659	$3,340	$2,760	$1,310
Timothy A. Ficker	$15,250	$23,723	$—	$604	$3,045	$2,267	$—
Terry L. Anderson	$15,250	$12,069	$—	$357	$—	$—	$1,310
Brian Donovan	$15,250	$2,969	$—	$522	$2,874	$1,330	$—
Ian Livett	$15,250	$14,483	$24,000	$659	$—	$—	$1,310

(a)
In addition, prior to May 2014 Venoco provided office space that it was not using in its Denver, Colorado office to Mr. Marquez's wife and four other persons. Mrs. Marquez, on a volunteer basis, assisted with the coordination of Venoco's charitable giving programs for 2014. Other activities conducted by those persons in that office space include performing services for other charitable institutions and conducting personal business for Mr. and Mrs. Marquez. Because such office space would have otherwise been vacant, we believe that the aggregate incremental cost to our company is de minimis.

Grants of Plan-Based Awards

        The following table summarizes grants of plan-based awards under the Senior Executive Bonus Plan and the 2012 Plan to Venoco's named executive officers during 2014 and possible future payouts pursuant to those awards.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Incentive Plan Awards(2)						Grant Date Fair Value of Stock and SAR Awards ($)
								ESOP Awards: Number of Shares (#)(3)
									SARs: Number of Units (#)(4)	Base Price of SARs ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy M. Marquez	4/1/2014	—	$1,338,750	$2,677,500	—	8,088	9,706	1,567	406,963	$12.24	$3,150,052
Edward J. O'Donnell	4/1/2014	—	$1,204,875	$2,409,750	—	2,619	3,143	1,567	66,418	$12.24	$546,051
Mark A. DePuy	4/1/2014	—	$982,308	$1,964,615	—	2,619	3,143	1,567	66,418	$12.24	$546,051
Timothy A. Ficker	4/1/2014	—	$538,367	$1,076,734	—	2,619	3,143	1,567	66,418	$12.24	$546,051
Terry L. Anderson	4/1/2014	—	$284,927	$569,854	—	2,619	3,143	1,567	66,418	$12.24	$546,051
Brian Donovan(5)	4/1/2014	—	$165,801	$331,619	—	1,371	—	1,375	5,256	$12.24	$72,768
Ian Livett	4/1/2014	—	$244,608	$489,216	—	2,102	2,522	1,501	57,221	$12.24	$470,397

(1)
Non-equity incentive awards consist of annual bonuses payable under the Senior Executive Bonus Plan. Amounts reported in the table represent estimates at the beginning of 2014 expected to be paid under performance guidelines established by the Compensation Committee. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses" for a discussion of payment criteria and actual awards paid.

(2)
Amounts shown reflect the RSU awards described in "—Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive Compensation." The awards are subject to vesting requirements as described in that section.

(3)
ESOP units granted to executive officers in 2014 at a grant date fair value of $12.24 per unit.

(4)
SARs granted to executive officers in 2014 at a grant date fair value of $7.45 per unit.

(5)
RSU awards granted to Mr. Donovan in 2014 were a service based grant and not subject to performance vesting.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the holdings of all equity-based awards held by Venoco's named executive officers as of December 31, 2014. Each equity-based grant is shown separately for each named executive officer.

	Option Awards(1)					Stock Awards(2)
Name	Grant Date for all Awards Listed(3)	Number of Units Underlying Options(#) Exercisable	Number of Units Underlying Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested(#)(3)	Market Value of Shares or Units That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(#)(5)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested($)
Timothy M. Marquez	4/1/2014	101,741	305,222	$12.24	3/31/2024	1,567	$3,150	8,088	$16,257
	4/1/2013	199,144	199,144	$20.00	3/31/2023	2,252	$4,527	3,516	$7,067
	4/1/2012	—	—	—	—	—	—	175,162	$352,076
	11/13/2012	990,550	—	$12.50	11/13/2022	65,612	$820,150	—	—
Edward J. O'Donnell(4)		—	—	—	—	—	—	—	—
Mark A. DePuy	4/1/2014	16,605	49,813	$12.24	3/31/2024	1,567	$3,150	2,619	$5,264
	4/1/2013	22,820	22,820	$20.00	3/31/2023	2,252	$4,527	1,125	$2,261
	11/13/2012	18,750	6,250	$12.50	12/15/2021	6,250	$78,125	—	—
Timothy A. Ficker(4)		—	—	—	—	—	—	—	—
Terry L. Anderson(4)		—	—	—	—	—	—	—	—
Brian Donovan	4/1/2014	1,314	3,942	$12.24	3/31/2024	1,375	$2,764	1,371	$2,756
	4/1/2013	4,341	4,341	$8.33	3/31/2023	1,815	$3,648	1,360	$2,734
	4/1/2012	—	—	—	—	—	—	2,578	$5,182
	11/13/2012	23,397	—	$12.50	11/13/2022	671	$8,388	—	—
Ian Livett	4/1/2014	14,305	42,916	$12.24	3/31/2024	1,501	$3,017	2,102	$4,225
	4/1/2013	18,101	18,101	$8.33	3/31/2023	2,207	$4,436	1,654	$3,325
	4/1/2012	—	—	—	—	—	—	3,176	$6,384
	11/13/2012	2,832	—	$12.50	11/13/2022	224	$2,800	—	—

(1)
Option awards include SARs granted under the 2012 Plan.

(2)
Stock awards include (i) rights-to-receive awards (RTR) issued at $12.50 per unit in replacement of unvested restricted stock outstanding as of the closing of the going private transaction, (ii) ESOP units granted under the ESOP, and (iii) 2012, 2013 and 2014 LTI Grants in the form of restricted share units.

(3)
Represents RTRs and ESOP units. The RTRs will be cash settled upon vesting at $12.50 per unit. The RTRs are subject to the original service conditions attached to the unvested restricted stock they replaced. ESOP units vest over four years. Once four years of service have been completed all historical and future grants are fully vested.

(4)
Officer voluntarily terminated and therefore all awards were forfeited.

(5)
Represents 2012, 2013 and 2014 LTI Grants in the form of restricted stock units. Vesting of LTI Grants is subject to a four-year graded vesting schedule such that twenty-five percent (25%) will be eligible for vesting each calendar year on a cumulative basis (i.e., 25% in the first year, 50% in the second year, 75% in the third year, and 100% in the fourth year), as described above under the heading entitled "Long-Term Incentive Compensation." The restricted stock units are cash settled at the fair value of the DPC share.

Option Exercises and Stock Vested

        The following table sets forth SAR exercises that occurred during 2014 as well as RTRs and RSUs held by our named executive officers that vested during fiscal 2014.

	SAR Awards		Stock Awards
Name	Number of Units Exercised	Value Realized on Exercise(1)	Number of Units Vested	Value Realized on Vesting(2)
Timothy M. Marquez	—	$—	755,432	$10,873,599
Edward J. O'Donnell	—	$—	50,296	$705,687
Mark A. DePuy	—	$—	6,511	$81,329
Timothy A. Ficker	—	$—	147,109	$2,032,061
Terry L. Anderson	—	$—	81,797	$1,161,266
Brian Donovan	2,170	$8,485	4,328	$53,647
Ian Livett	9,050	$35,386	2,894	$35,645

(1)
Value realized is the difference between the grant date option price and the exercise price.

(2)
Value realized is based on $12.50 per share for RTRs and $12.24 per share for RSUs.

Pension Benefits

        Neither Venoco nor DPC had any tax-qualified defined benefit plans or supplemental executive retirement plans in 2014 that provided for payments or other benefits to their executive officers in connection with their retirement.

Non-Qualified Defined Contribution and Other Deferred Compensation Plans

        Neither Venoco nor DPC had any non-qualified defined contribution plan or other deferred compensation plans in 2014 that provided for payments or other benefits to their executive officers.

Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation

        The table below reflects estimated amounts of compensation payable by Venoco to its named executive officers upon their termination of employment with Venoco. The table omits named executive officers from whom no agreement or arrangement provided for such compensation as of December 31, 2014. The table also omits executives who resigned their employment in 2014, as each of such executives received only accrued but unpaid obligations upon their termination. The amounts shown assume that such termination was effective as of December 31, 2014, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer's termination.

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

Name	Event	Cash Severance Payment ($)	Cashout of Stock-Based Awards/Accelerated Vesting ($)(1)	Continuation of Medical/Welfare Benefits (present value) ($)	Total ($)
Timothy M. Marquez	Voluntary Termination and
	Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For
	Misconduct:	$4,354,500	$—	$—	$4,354,500
	Involuntary or Good Reason
	Termination (Change-in-Control)(2),
	Disability, or Death:	$6,584,250	$1,198,699	$79,615	$7,862,564
Mark A. DePuy	Voluntary Termination and
	Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For
	Misconduct:	$2,622,376	$—	$—	$2,622,376
	Involuntary or Good Reason
	Termination (Change-in-Control)(2),
	Disability, or Death:	$3,986,064	$88,800	$60,170	$4,135,034

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

Director Compensation

        Venoco uses a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Venoco Board. Cash payments to Venoco's directors for service during 2013 and 2014 are summarized in the following table. Mr. Marquez is DPC's sole director and receives no compensation for his services in that capacity, or for his service on Venoco's Board.

	2013	2014
Annual Retainer	$55,000	$55,000
Board Meeting Fees	$1,500	$1,500
Committee Meeting Fees	$1,000	$1,000
Lead Director	$10,000	$10,000
Audit Committee Chair	$17,500	$17,500
Audit Committee Members	$5,000	$5,000
Compensation Committee Chair	$15,000	$15,000
Compensation Committee Members	$4,000	$4,000

        In some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter. Directors who are Venoco's employees receive no compensation for their services as director.

Director Summary Compensation Table

        The following table summarizes the compensation earned by Venoco's non-employee directors during 2014.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards Grant Date Fair Value ($)(2)	SARs Grant Date Fair Value ($)(3)	Total ($)
Joel L. Reed	$109,000	$24,370	$138,123	$271,493
Richard Walker	$100,500	$24,370	$138,123	$262,993

(1)
Mr. Marquez is not included in this table because he is an employee and therefore receives no compensation for his services as a director. The compensation received by Mr. Marquez as an employee is shown in "—Executive Officer Compensation in 2014—Summary Compensation Table."

(2)
Non-employee directors were granted 1,991 performance based RSUs in 2014 at a grant date fair value of $12.24 per unit.

(3)
Non-employee directors were granted 18,540 SARs in 2014 at a grant date fair value of $7.45 per unit.

Compensation Committee Interlocks and Insider Participation

        Neither Venoco nor DPC had any compensation committee interlocks with any entity in 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        At December 31, 2014, all of the Company's share based awards are settled solely in cash.

Security Ownership of Certain Beneficial Owners and Management

        Mr. Marquez and his wife Bernadette Marquez own, through a family trust (the "Marquez Trust"), approximately 93% of the outstanding shares of DPC. A foundation controlled by Mr. and Mrs. Marquez (the "Marquez Foundation") owns an additional 1% of such common stock. Venoco's sole stockholder of record is DPC. Because Mr. and Mrs. Marquez control DPC, they may be deemed to beneficially own all of Venoco's outstanding common stock under applicable SEC rules. The business address of Mr. and Mrs. Marquez is c/o Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado 80202- 1370. No other person beneficially owns more than 5% of DPC's outstanding stock and no other officer or director of DPC beneficially owns more than 1% of such stock.

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

Related Transactions

        Aircraft Lease Agreement.    In 2011, Venoco entered into a non- exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. Venoco incurred approximately $0.7 million of costs related to the agreement in 2014.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Principal Accountants

        The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young LLP by Venoco and DPC for the 2013 and 2014 fiscal years.

	2013(2)	2014
Audit fees(1)	$586,500	$608,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	188,000	—

Total	$774,500	$608,000

(1)
Audit fees include fees for the year-end audit and related quarterly reviews.

(2)
Audit fees for 2013 also include issuance of comfort letters and consents.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Exhibits

Exhibits	Description
10.1	Employment Agreement, dated as of April 27, 2015, by and between Venoco, Inc. and Brian Donovan.
10.2	Amendment No. 2 to Employment Agreement, dated as of April 27, 2015, by and between Venoco, Inc. and Tim Marquez.
31.1	Certificate of Principal Executive Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer of Venoco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Principal Executive Officer Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Principal Financial Officer of Denver Parent Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer of Venoco, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Executive Officer and Principal Financial Officer of Denver Parent Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer
	Date:	April 28, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. DEPUY Mark A. DePuy	Chief Executive Officer (Principal Executive Officer)	April 28, 2015
/s/ SCOTT M. PINSONNAULT Scott M. Pinsonnault	Chief Financial Officer (Principal Financial Officer)	April 28, 2015
/s/ HEATHER HATFIELD Heather Hatfield	Director of Financial Reporting (Principal Accounting Officer)	April 28, 2015
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Director	April 28, 2015
/s/ JOEL L. REED Joel L. Reed	Director	April 28, 2015
/s/ RICHARD S. WALKER Richard S. Walker	Director	April 28, 2015

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
	Date:	April 28, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chief Executive Officer (Principal Executive Officer); Sole Director	April 28, 2015
/s/ SCOTT M. PINSONNAULT Scott M. Pinsonnault	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2015
/s/ HEATHER HATFIELD Heather Hatfield	Director of Financial Reporting (Principal Accounting Officer)	April 28, 2015