Form 10-Q
period 2015-03-31
DENVER PARENT Corp; Venoco, Inc.
filed 2015-05-15
CIK 1588242, 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

         As of May 15, 2015, there were 30,297,459 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity and Venoco's future ability to pay cash dividends and its compliance with obligations under their respective debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

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

  •
  a lack of available capital and financing;

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
CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended March 31, 2015

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$7,921	$15,656	$8,054
Accounts receivable	14,912	12,307	14,912	12,307
Inventories	3,370	3,386	3,370	3,386
Other current assets	4,715	3,333	4,721	3,337
Commodity derivatives	48,298	49,484	48,298	49,484

Total current assets	86,750	76,431	86,957	76,568

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,866,415	1,868,441	1,866,415	1,868,441
Unproved	8,360	8,522	8,360	8,522
Accumulated depletion	(1,400,738)	(1,409,110)	(1,400,738)	(1,409,110)

Net oil and gas properties	474,037	467,853	474,037	467,853
Other property and equipment, net of accumulated depreciation and amortization of $14,566 and $15,015 at December 31, 2014 and March 31, 2015, respectively	14,477	14,071	14,477	14,071

Net property, plant and equipment	488,514	481,924	488,514	481,924

OTHER ASSETS:
Commodity derivatives	29,793	26,647	29,793	26,647
Deferred loan costs	7,128	6,962	11,614	11,186
Other	4,069	4,082	4,069	4,082

Total other assets	40,990	37,691	45,476	41,915

TOTAL ASSETS	$616,254	$596,046	$620,947	$600,407

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,535	$18,073	$20,535	$18,073
Interest payable	17,329	5,535	17,329	5,535
Share-based compensation	2,236	602	2,236	602

Total current liabilities	40,100	24,210	40,100	24,210
LONG-TERM DEBT	565,000	571,400	840,065	855,736

ASSET RETIREMENT OBLIGATIONS	30,351	30,848	30,351	30,848
SHARE-BASED COMPENSATION	648	731	648	731

Total liabilities	636,099	627,189	911,164	911,525

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY(DEFICIT):
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and 100,000,000 authorized for DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2014 and March 31, 2015; 30,297,459 DPC shares issued and outstanding at December 31, 2014 and March 31, 2015)	299	299	303	303
Additional paid-in capital	285,120	285,616	73,902	74,398
Retained earnings (accumulated deficit)	(305,264)	(317,058)	(364,422)	(385,819)

Total stockholders' equity(deficit)	(19,845)	(31,143)	(290,217)	(311,118)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$616,254	$596,046	$620,947	$600,407

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
REVENUES:
Oil and natural gas sales	$62,538	$19,749	$62,538	$19,749
Other	459	669	459	669

Total revenues	62,997	20,418	62,997	20,418
EXPENSES:
Lease operating expense	19,468	14,932	19,468	14,932
Property and production taxes	1,736	2,132	1,736	2,132
Transportation expense	57	47	57	47
Depletion, depreciation and amortization	11,176	8,821	11,176	8,821
Accretion of asset retirement obligations	667	497	667	497
General and administrative, net of amounts capitalized	8,662	6,670	8,916	6,738

Total expenses	41,766	33,099	42,020	33,167

Income (loss) from operations	21,231	(12,681)	20,977	(12,749)

FINANCING COSTS AND OTHER:
Interest expense, net	12,940	11,411	21,123	20,682
Amortization of deferred loan costs	833	607	1,077	871
Commodity derivative losses (gains), net	(2,095)	(12,905)	(2,095)	(12,905)

Total financing costs and other	11,678	(887)	20,105	8,648

Income (loss) before income taxes	9,553	(11,794)	872	(21,397)

Income tax provision (benefit)	—	—	—	—

Net income (loss)	$9,553	$(11,794)	$872	$(21,397)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2014	29,936	$299	$285,120	$(305,264)	$(19,845)
Excess of share-based compensation expense recognized over payments made	—	—	496	—	496
Net income (loss)	—	—	—	(11,794)	(11,794)

BALANCE AT MARCH 31, 2015	29,936	$299	$285,616	$(317,058)	$(31,143)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2014	30,297	$303	$73,902	$(364,422)	$(290,217)
Excess of share-based compensation expense recognized over payments made	—	—	496	—	496
Net income (loss)	—	—	—	(21,397)	(21,397)

BALANCE AT MARCH 31, 2015	30,297	$303	$74,398	$(385,819)	$(311,118)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,553	$(11,794)	$872	$(21,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	11,176	8,821	11,176	8,821
Accretion of asset retirement obligations	667	497	667	497
Share-based compensation	1,600	496	1,600	496
Interest paid-in-kind	—	—	3,065	8,974
Amortization of deferred loan costs	833	607	1,077	871
Amortization of bond discounts and other	—	—	261	297
Unrealized commodity derivative (gains) losses and amortization of premiums	(5,620)	1,960	(5,620)	1,960
Changes in operating assets and liabilities:
Accounts receivable	5,025	2,605	5,171	2,605
Inventories	431	(16)	431	(16)
Other current assets	1,123	1,350	1,058	1,350
Other assets	216	(13)	216	(13)
Accounts payable and accrued liabilities	(6,767)	(13,624)	(17,548)	(13,624)
Share-based compensation liabilities	(13,950)	(1,551)	(13,950)	(1,551)

Net cash provided by (used in) operating activities	4,287	(10,662)	(11,524)	(10,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(26,182)	(4,596)	(26,182)	(4,596)
Acquisitions of oil and natural gas properties	(16)	(10)	(16)	(10)
Expenditures for other property and equipment	(177)	(43)	(177)	(43)
Proceeds provided by sale of oil and natural gas properties	—	1,786	—	1,786

Net cash provided by (used in) investing activities	(26,375)	(2,863)	(26,375)	(2,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	97,000	15,000	97,000	15,000
Principal payments on long-term debt	(55,000)	(8,600)	(55,000)	(8,600)
Payments for deferred loan costs	(13)	(409)	(17)	(409)
Dividend to Denver Parent Corporation	(3,905)	—	—	—

Net cash provided by (used in) financing activities	38,082	5,991	41,983	5,991

Net (decrease) increase in cash and cash equivalents	15,994	(7,534)	4,084	(7,602)
Cash and cash equivalents, beginning of period	828	15,455	17,336	15,656

Cash and cash equivalents, end of period	$16,822	$7,921	$21,420	$8,054

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$24,322	$23,187	$39,941	$23,187
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$80	$(632)	$80	$(632)
Excess of share-based compensation expense recognized over payments made	$—	$496	$—	$496

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

        The unaudited condensed consolidated financial statements include the accounts of DPC and its subsidiaries, and Venoco and its subsidiaries. All such subsidiaries are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in the financial statements. The Annual Report on Form 10-K for the year ended December 31, 2014 for Venoco and DPC includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        Liquidity    The additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility (which was subsequently paid down in April 2015) have increased debt-related risks. We have undertaken a variety of measures to reduce our indebtedness, including in particular sales of our Sacramento Basin and West Montalvo properties for an aggregate price of approximately $450 million. However, our deleveraging efforts have been impacted by various operational issues, including an extended shutdown of the pipeline that transports our South Ellwood field production in 2014 and apparent communication issues affecting production from some of our wells in the same field. More recently, our deleveraging efforts have also been affected by the dramatic decline in the price of oil that occurred over the second half of 2014 with prices remaining low in and the first quarter of 2015. Prior to the termination of Venoco's revolving credit facility in April 2015, we were required to obtain numerous amendments to and waivers from the lenders under the facility as a result of these factors. We may be forced to seek further amendments or waivers from current or future lenders, and there is no assurance that we will be able to obtain them in a timely manner or at all. We are currently exploring additional deleveraging efforts and have significantly curtailed our planned capital expenditures for 2015 relative to prior years.

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

        Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. DPC has incurred losses before income taxes in 2008,

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

2009, 2012, 2013 and 2014 as well as taxable losses in each of the tax years from 2008 through 2014. These losses and expected future taxable losses were a key consideration that led Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2014 and March 31,2015, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

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

        Reclassifications    Certain amounts in prior years footnotes to the financials have been reclassified to 2015 presentation. Reclassified amounts were not material to the financials presentation.

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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2015, the FASB issued ASU 2015-03 to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard will be applied retrospectively to all prior periods. The company is currently evaluating provisions of this guidance and assessing its impact on the Company's consolidated financials.

2. DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015
Venoco Revolving credit agreement due March 2016	$65,000	$71,400	$65,000	$71,400
Venoco 8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
DPC 12.25% / 13.00% senior PIK toggle notes due August 2018	—	—	275,065	284,336

Total long-term debt	565,000	571,400	840,065	855,736
Less: current portion of long-term debt	—	—	—	—

Long-term debt, net of current portion	$565,000	$571,400	$840,065	$855,736

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

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of March 31, 2015.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. DEBT (Continued)

        Venoco Revolving Credit Facility.    Prior to its refinancing and termination in April 2015, Venoco was party to a fifth amended and restated credit agreement which governed its revolving credit facility. The credit facility had a maximum size of $500 million and a maturity date of March 31, 2016. The borrowing base, which was subject to redetermination twice each year, and was subject to redetermination at other times at Venoco's request or at the request of the lenders, was $88.5 million as of March 31, 2015. The credit facility was secured by a first priority lien on substantially all of Venoco's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and was unconditionally guaranteed by each of those subsidiaries other than Ellwood Pipeline, Inc. The collateral also secured Venoco's obligations to hedging counterparties that were also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility were designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bore interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bore interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans was increased by 0.50% when Venoco's debt to adjusted EBITDA ratio exceeded 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum was payable with respect to unused borrowing availability under the facility. The agreement governing the facility contained customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restricted Venoco's ability to incur indebtedness and certain financial covenants.

        The borrowing base under the revolving credit facility was allocated at various percentages to a syndicate of banks. As of March 31, 2015, Venoco had approximately $71.4 million outstanding on the facility and had available borrowing capacity of $13.5 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        The revolving credit facility generally permitted Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. Venoco paid cash dividends of $3.9 million to DPC in February 2014.

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

        The Company was in compliance with all debt covenants at March 31, 2015.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Realized commodity derivative losses (gains)	$3,525	$(14,865)
Unrealized commodity derivative losses (gains) for changes in fair value	(5,620)	1,960

Commodity derivative losses (gains), net	$(2,095)	$(12,905)

        As of March 31, 2015, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 are summarized below. The net fair value of the Company's derivatives decreased by $2.0 million from a net asset of $78.1 million at December 31, 2014 to a net asset of $76.1 million at March 31, 2015, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2015. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31, 2014	March 31, 2015
Current Assets—Commodity derivatives:
Oil derivative contracts	$48,298	$49,484
Noncurrent Assets—Commodity derivatives:
Oil derivative contracts	29,793	26,647

Net derivative asset (liability)	78,091	$76,131

4. ASSET RETIREMENT OBLIGATIONS

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Asset retirement obligations at beginning of period	$38,182	$30,851
Revisions of estimated liabilities	(594)	—
Liabilities incurred or acquired	72	—
Accretion expense	667	497

Asset retirement obligations at end of period	38,327	31,348
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(700)	(500)

Long-term asset retirement obligations	$37,627	$30,848

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. During the fourth quarter of 2014, the liabilities settled or disposed of $9.4 million for 2014 primarily relate to the Montalvo asset sale.

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

(UNAUDITED)

6. FAIR VALUE MEASUREMENTS (Continued)

table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2015 (in thousands).

	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Commodity derivative contracts	—	76,131	—	76,131
Share-based compensation	—	—	(1,209)	(1,209)

        Derivative instruments.    The Company's commodity derivative instruments consist primarily of swaps and collars for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the changes in fair value of financial assets (liabilities), which represent primarily share-based compensation liabilities, designated as Level 3 in the valuation hierarchy (in thousands):

	Three Months Ended March 31,
	2014	2015
Fair value liability, beginning of period	$(20,928)	$(1,038)
Transfers into Level 3(1)	(2,249)	(181)
Transfers out of Level 3(2)	242	10
Change in fair value of Level 3	(5)	—

Fair value liability, end of period	$(22,940)	$(1,209)

(1)
The transfers into Level 3 liability during the first quarter of 2015 and 2014 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first quarter of 2015 and 2014 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of Venoco's revolving credit facility approximated fair value because the interest rate of the facility was variable. The fair value of the Venoco senior notes listed in the table below was derived from available market data (Level 1). We used available market data and valuation techniques (Level 2) to estimate the fair value of the DPC PIK toggle notes. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2014		March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$65,000	$65,000	$71,400	$71,400
8.875% senior notes	500,000	262,000	500,000	255,000
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	275,065	120,369	284,336	43,717

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

8. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of Venoco other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, Venoco's obligations under its 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2015. All Guarantors are 100% owned by Venoco. Presented below are Venoco's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC's 12.25%/13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2014 (Unaudited)
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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2015 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,921	$—	$—	$—	$7,921
Accounts receivable	11,059	51	1,197	—	12,307
Inventories	3,386	—	—	—	3,386
Prepaid expenses and other current assets	3,333	—	—	—	3,333
Commodity derivatives	49,484	—	—	—	49,484

TOTAL CURRENT ASSETS	75,183	51	1,197	—	76,431

PROPERTY, PLANT & EQUIPMENT, NET	648,194	(184,388)	18,118	—	481,924
COMMODITY DERIVATIVES	26,647				26,647
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	10,985	59	—	—	11,044

TOTAL ASSETS	1,324,410	(184,278)	19,315	(563,401)	596,046

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	18,073	—	—	—	18,073
Interest payable	5,535	—	—	—	5,535
Commodity derivatives	—	—	—	—	—
Share-based compensation	602	—	—	—	602

TOTAL CURRENT LIABILITIES:	24,210	—	—	—	24,210

LONG-TERM DEBT	571,400	—	—	—	571,400
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	28,365	1,685	798	—	30,848
SHARE-BASED COMPENSATION	731	—	—	—	731
INTERCOMPANY PAYABLES (RECEIVABLES)	738,681	(655,458)	(83,259)	36	—

TOTAL LIABILITIES	1,363,387	(653,773)	(82,461)	36	627,189

TOTAL STOCKHOLDERS' EQUITY	(38,977)	469,495	101,776	(563,437)	(31,143)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,410	$(184,278)	$19,315	$(563,401)	$596,046

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
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$19,602	$147	$—	$—	$19,749
Other	121	—	2,498	(1,950)	669

Total revenues	19,723	147	2,498	(1,950)	20,418

EXPENSES:
Lease operating expense	14,077	11	844	—	14,932
Production and property taxes	2,132	—	—	—	2,132
Transportation expense	1,894	8	—	(1,855)	47
Depletion, depreciation and amortization	8,586	26	209	—	8,821
Accretion of asset retirement obligations	459	33	5	—	497
General and administrative, net of amounts capitalized	6,667	—	98	(95)	6,670

Total expenses	33,815	78	1,156	(1,950)	33,099

Income (loss) from operations	(14,092)	69	1,342	—	(12,681)
FINANCING COSTS AND OTHER:
Interest expense, net	13,040	—	(1,629)	—	11,411
Amortization of deferred loan costs	607	—	—	—	607
Commodity derivative losses (gains), net	(12,905)	—	—	—	(12,905)

Total financing costs and other	742	—	(1,629)	—	(887)

Equity in subsidiary income	1,884	—	—	(1,884)	—

Income (loss) before income taxes	(12,950)	69	2,971	(1,884)	(11,794)
Income tax provision (benefit)	(1,155)	26	1,129	—	—

Net income (loss)	$(11,795)	$43	$1,842	$(1,884)	$(11,794)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,628	$331	$2,328	$—	$4,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(26,024)	2	(160)	—	(26,182)
Acquisitions of oil and natural gas properties	(16)	—	—	—	(16)
Expenditures for property and equipment and other	(177)	—	—	—	(177)

Net cash provided by (used in) investing activities	(26,217)	2	(160)	—	(26,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,501	(333)	(2,168)	—	—
Proceeds from long-term debt	97,000	—	—	—	97,000
Principal payments on long-term debt	(55,000)	—	—	—	(55,000)
Payments for deferred loan costs	(13)	—	—	—	(13)
Dividend paid to Denver Parent Corporation	(3,905)	—	—	—	(3,905)

Net cash provided by (used in) financing activities	40,583	(333)	(2,168)	—	38,082

Net increase (decrease) in cash and cash equivalents	15,994	—	—	—	15,994
Cash and cash equivalents, beginning of period	828	—	—	—	828

Cash and cash equivalents, end of period	$16,822	$—	$—	$—	$16,822

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(13,498)	$132	$2,704	$—	$(10,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(4,596)	—	—	—	(4,596)
Acquisitions of oil and natural gas properties	(10)	—	—	—	(10)
Expenditures for property and equipment and other	(43)	—	—	—	(43)
Proceeds provided by sale of oil and gas properties	1,786	—	—	—	1,786

Net cash provided by (used in) investing activities	(2,863)	—	—	—	(2,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,836	(132)	(2,704)	—	—
Proceeds from long-term debt	15,000	—	—	—	15,000
Principal payments on long-term debt	(8,600)	—	—	—	(8,600)
Payments for deferred loan costs	(409)	—	—	—	(409)
Dividend paid to Denver Parent Corporation	—	—	—	—	—

Net cash provided by (used in) financing activities	8,827	(132)	(2,704)	—	5,991

Net increase (decrease) in cash and cash equivalents	(7,534)	—	—	—	(7,534)
Cash and cash equivalents, beginning of period	15,455	—	—	—	15,455

Cash and cash equivalents, end of period	$7,921	$—	$—	$—	$7,921

9. SUBSEQUENT EVENTS

        On April 2, 2015, Venoco entered into agreements relating to three new debt instruments: (i) first lien senior secured notes with an aggregate principal amount of $175 million (the "first lien secured notes"), (ii) second lien senior secured notes with an aggregate principal amount of $150 million (the

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. SUBSEQUENT EVENTS (Continued)

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

        First lien secured notes.    The first lien secured notes bear interest at 12% per annum and mature in February 2019. The indenture governing the first lien secured notes includes covenants customary for instruments of this type, including restrictions on Venoco's ability to incur additional indebtedness, create liens on its properties, pay dividends and make investments, in each case subject to exceptions. The covenants regarding the incurrence of additional indebtedness contain exceptions for, among other things, (i) up to $25 million of additional secured or unsecured indebtedness that may be issued or incurred in connection with certain projects approved by the holders of the notes, (ii) up to $50 million of additional second lien secured notes that may be issued in exchange for Venoco's outstanding 8.875% senior notes due 2019 and (iii) up to $150 million of additional third lien or unsecured indebtedness that may be issued or incurred in exchange for the Venoco's outstanding 8.875% senior notes or to fund acquisitions. The indenture also includes restrictions on capital expenditures and an operational covenant pursuant to which Venoco is generally required to maintain a specified level of production for each quarterly period until maturity. Other covenants are generally similar to those contained in the indenture governing the existing 8.875% senior notes. Venoco's obligations under the first lien secured notes are guaranteed by all of its subsidiaries other than Ellwood Pipeline, Inc. and secured by a first priority lien on substantially all of the assets of Venoco and the guarantors other than the cash collateral under the term loan facility. Venoco may redeem the first lien secured notes at a redemption price of 109% of the principal amount beginning on January 1, 2016 and declining to 100% by January 1, 2019.

        Second lien secured notes.    The second lien secured notes bear interest at 8.875% if paid in cash or 12% if paid in kind. Interest may be paid in cash or in kind, at Venoco's option, for semiannual interest periods commencing within 24 months following issuance, but may become payable entirely in cash earlier upon the occurrence of certain events. The second lien secured notes mature in February 2019. The indenture governing the second lien secured notes includes covenants, and exceptions thereto, substantially similar to those set forth in the indenture governing the first lien secured notes. Venoco's obligations under the notes are guaranteed by Venoco's subsidiaries that guarantee the first lien secured notes and are secured by a second priority lien on the same assets securing its obligations under the first lien secured notes. Venoco may redeem the second lien secured notes on the same terms as the existing 8.875% senior notes. The first lien secured notes were issued under an Indenture dated as of April 2, 2015 among Venoco, the guarantors and U.S. Bank National Association, as trustee and collateral agent.

        Term loan facility.    The term loan facility, which was fully drawn at closing, matures in October 2015. Amounts borrowed under the facility will bear interest at 4.0% per annum for the first thirty days and at 12% thereafter. Venoco may repay or refinance the term facility at any time. The facility contains representations, warranties and covenants typical for instruments of this type. Venoco's

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. SUBSEQUENT EVENTS (Continued)

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

        Derivatives.    In connection with the debt transactions noted above that were entered into on April 2, 2015 Venoco unwound our 2016 derivative contract with ABN AMRO which hedged 1,715 barrels per day of our 2016 oil production, receiving proceeds of $15.6 million. We also novated the remaining derivative contracts to Bank of America Merrill Lynch (BAML).

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

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2014 as well as with the financial statements and related notes and the other information appearing elsewhere in this report.

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

Recent Developments

        We completed the going private transaction in October 2012 and incurred a substantial amount of additional debt in order to do so. We have undertaken a variety of measures to reduce our indebtedness, including sales of our Sacramento Basin and West Montalvo assets. However, our deleveraging efforts have been impacted by various operational issues, including an extended shutdown of the pipeline that transports our South Ellwood field production in 2014 and apparent communication affecting production from some of our wells in the same field. More recently, our deleveraging efforts have also been affected by the dramatic decline in the price of oil that occurred over the second half of 2014, with low prices continuing into 2015. We have been required to obtain numerous amendments to and waivers from the lenders under Venoco's revolving credit facility as a result of these factors, and we have significantly curtailed our planned capital expenditures for 2015 relative to prior years.

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

Capital Expenditures

        Our 2015 development, exploitation and exploration capital expenditure budget is $18 million, of which approximately $16.5 million is expected to be devoted to our legacy Southern California assets and approximately $1.5 million to onshore Monterey shale activities. In the first quarter of 2015 our development, exploitation and exploration capital expenditures were $3.8 million, with approximately $3.0 million incurred for Southern California legacy projects and $0.8 million for onshore Monterey projects.

        The aggregate levels of capital expenditures for the remainder of 2015, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting matters, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2015 capital spending program.

        In the first quarter of 2015, we focused our capital spending primarily on operational improvements, regulatory, health, safety and environmental compliance and progressing other long lead-time projects, primarily at our legacy Southern California assets. The aggregate levels of capital expenditures through the first quarter of 2015 were relatively in-line with our budget estimates.

        In the third quarter of 2014 our application to adjust the lease line at the South Ellwood field was deemed complete by the California State Lands Commission ("CSLC"). The application is subject to review by the CSLC under the California Environmental Quality Act ("CEQA"). In the first quarter of 2015 CSLC initiated efforts on the environmental impact review and related report as required by CEQA. We anticipate that the review period will be approximately one year from the initiation of the EIR, but it could be longer. Our application may not be granted on the terms we request or at all.

        During the first quarter of 2015 in the Sockeye field, we focused capital spending primarily on advancing long lead-time projects and on operational improvements. We spent $0.2 million on onshore Monterey shale activities during the first quarter of 2015, primarily on land and leasehold rental payments.

        With respect to our reversionary interest in the Hastings Complex CO2 project being developed by Denbury, in January 2013 Venoco notified Denbury that it was invoking the arbitration provisions contained in contracts relating to the project. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. In May 2014 Venoco filed an opposition to Denbury's petition and requested that the Texas District Court confirm the arbitration award. On February 11, 2015 the District Court granted Venoco's motion to confirm the arbitration award. On March 12th, Denbury filed a motion for a new trial with the District Court. On May 12th, Denbury notified Venoco they were appealing the District Court's ruling.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our properties and value of our proved reserves, all of which depend in part upon those prices. We therefore expect to have minimal exposure to changes in natural gas prices for the foreseeable future. Due to continued depressed commodity prices, we currently expect to recognize a non-cash ceiling test impairment charge in the second quarter of 2015.

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

        Production.    Average BOE per day for the first quarter of 2015 was 6,016 compared to 6,612 for the year ended 2014. The reduction in production is due the sale of West Montalvo. Our 2015 capital spending has been allocated approximately 92% to our legacy Southern California fields and 8% to our onshore Monterey shale program. In light of current commodity prices and our need to preserve liquidity, we have substantially reduced our capital expenditure budget for 2015. This capital program is focused on operational improvements, meeting regulatory and EHS requirements, and progressing long lead-time projects. As a result, we expect production to decline year over year from 2014.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $27.55 per BOE for the first quarter of 2015 were higher than our full year 2014 results of $26.77 per BOE. However, we expect that our LOE per BOE for the full year 2015 will be generally consistent with 2014.

        Property and Production Taxes.    Property and production taxes of $3.93 per BOE for the first quarter of 2015 were higher than our full year 2014 results of $2.82 per BOE. We expect our 2015 property and production taxes to be higher on a per BOE basis than they were in 2014. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        General and Administrative Expenses.    General and administrative expenses were $12.24 per BOE (excluding non-cash share-based compensation charges of $0.07 per BOE) for the first quarter of 2015 compared to $8.39 per BOE for the full year 2014 (excluding non-cash share-based compensation decreases of $1.01 per BOE). During 2014 we implemented a reduction in work force program to reduce our overhead to be more reflective of the asset base we have following the Sacramento Basin and West Montalvo asset sales. Excluding share-based compensation charges and certain one-time charges, we expect our 2015 G&A costs to be less than they were in 2014, but, on a per BOE basis, to increase in 2015 compared to 2014 due to our lower expected production in 2015.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first quarter of 2015 was $16.27 per BOE compared to $16.31 per BOE for the full year 2014. We expect our 2015 DD&A to be similar on a per BOE basis compared to our 2014 results.

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

        Income Tax Provision (Benefit).    We incurred losses before income taxes in 2008, 2009, and 2012, as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2014 and March 31, 2015 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Three Months Ended March 31,
	2014	2015
Production Volume(1):
Oil (MBbls)	655	515
Natural gas (MMcf)	269	160
MBOE(2)	700	542
Daily Average Production Volume:
Oil (Bbls/d)	7,278	5,719
Natural gas (Mcf/d)	2,989	1,784
BOE/d(2)	7,776	6,016
Oil Price per Bbl Produced (in dollars):
Realized price	$94.55	$38.17
Realized commodity derivative gain (loss)	(5.38)	28.86

Net realized price	$89.17	$67.03

Natural Gas Price per Mcf (in dollars):
Realized price	$6.06	$3.18
Realized commodity derivative gain (loss)	—	—

Net realized price	$6.06	$3.18

Expense per BOE:
Lease operating expenses	$27.81	$27.55
Property and production taxes	2.48	3.93
Transportation expenses	0.08	0.09
Depreciation, depletion and amortization	15.97	16.27
Venoco:
General and administrative expense, net(3)	12.37	12.31
Interest expense	18.49	21.05
Denver Parent Corporation:
General and administrative expense, net(3)	12.74	12.43
Interest expense	30.18	38.16

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2015 to Quarter Ended March 31, 2014

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $42.8 million (68%) to $19.7 million in the first quarter of 2015 compared to $62.5 million in the first quarter of 2014. The decrease was due to lower oil and natural gas production, and lower oil prices, as described below.

        Oil sales decreased by $41.7 million (68%) in the first quarter of 2015 to $19.2 million compared to $60.9 million in the first quarter of 2014. Oil production decreased by 21%, with production of 515 MBbls in the first quarter of 2015 compared to 655 MBbls in the first quarter of 2014. The decrease is primarily due to the sale of our West Montalvo Field in the fourth quarter of 2014. Our average realized price for oil decreased $56.38 per Bbl (60%) from $94.55 per Bbl in the first quarter of 2014 to $38.17 per Bbl for the first quarter of 2015.

        Natural gas sales decreased $1.1 million (69%) in the first quarter of 2015 to $0.5 million compared to $1.6 million in the first quarter of 2014. Natural gas production decreased by 40% in the first quarter of 2015, with production of 160 MMcf compared to 269 MMcf in the first quarter of 2014. The decrease is primarily due to the sale of our West Montalvo assets. Our average realized price for natural gas decreased $2.88 per Mcf (48%) from $6.06 per Mcf in the first quarter of 2014 to $3.18 per Mcf in the first quarter of 2015.

        Other Revenues.    Other revenues increased $0.2 million in the first quarter of 2015 to $0.7 million compared to $0.5 million in the first quarter of 2014. The increase is primarily due to higher pipeline revenue in the first quarter of 2015.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $4.6 million (24%) in the first quarter of 2015 to $14.9 million compared to $19.5 million in the first quarter of 2014. The decrease was primarily due to the sale of the West Montalvo field in the fourth quarter of 2014, as well as lower lease operating expenses at the South Ellwood and Sockeye fields. On a per unit basis, LOE decreased by $0.26 per BOE from $27.81 in the first quarter of 2014 to $27.55 in the first quarter of 2015.

        Property and Production Taxes.    Property and production taxes increased $0.4 million (24%) in the first quarter of 2015 to $2.1 million compared to $1.7 million in the first quarter of 2014. The increase is primarily due to higher property taxes from prior drilling results at our South Ellwood field. On a per BOE basis, property and production taxes increased $1.45 per BOE to $3.93 in the first quarter of 2015 from $2.48 in the first quarter of 2014.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $2.4 million (21%) to $8.8 million in the first quarter of 2015 compared to $11.2 million in the first quarter of 2014. The decrease was primarily due to the sale of the West Montalvo assets in the third quarter of 2014. DD&A expense on a per unit basis increased $0.40 per BOE to $16.27 per BOE for the first quarter of 2015 compared to $15.97 per BOE for the first quarter of 2014.

        Accretion of Abandonment Liability.    Accretion expense decreased $0.2 million (29%) to $0.5 million in the first quarter of 2015 compared to $0.7 million in the first quarter of 2014.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
General and administrative costs	$13,250	$9,256
Share-based compensation costs capitalized	(857)	(48)
General and administrative costs capitalized	(3,731)	(2,538)

General and administrative expense, net of amounts capitalized	$8,662	$6,670

        Venoco G&A expenses decreased $2.0 million (23%) to $6.7 million in the first quarter of 2015 compared to $8.7 million in the first quarter of 2014. The decrease is due to lower employee related G&A costs as a result of the reduction in work force program introduced in 2014 to reduce our overhead to be more reflective of the asset base we have following the Sacramento Basin and West Montalvo asset sales.

        DPC incurred nominal G&A expenses during the first quarter of 2015 of $0.1 million.

        Interest Expense.    For Venoco, interest expense decreased $1.5 million (12%) to $11.4 million in the first quarter of 2015 compared to $12.9 million in the first quarter of 2014. The decrease was primarily the result lower total outstanding borrowings on the revolving credit facility. For DPC, interest expense decreased $0.4 million (2%) to $20.7 million in the first quarter of 2015 compared to $21.1 million in the first quarter of 2014. The incremental difference of $9.3 million from Venoco's total interest expense to DPC's total consolidated interest expense was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs decreased $0.2 million (25%) to $0.6 million in the first quarter of 2015 compared to $0.8 million in the first quarter of 2014. For DPC, amortization of deferred loan costs decreased $0.2 million (18%) to $0.9 million in the first quarter of 2015 compared to $1.1 million in the first quarter of 2014. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
Realized commodity derivative losses (gains)	$3,525	$(14,865)
Unrealized commodity derivative losses (gains) for changes in fair value	(5,620)	1,960

Commodity derivative losses (gains), net	$(2,095)	$(12,905)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the first quarter of 2014 and 2015 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended March 31, 2015 or 2014. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, net loss for the first quarter of 2015 was $11.8 million compared to the net income of $9.6 million for the same period in 2014. For DPC, net loss for the first quarter of 2015 was $21.4 million compared to the net income of $0.9 million for the same period in 2014. The changes between periods are the result of the items discussed above.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from our operations and proceeds from debt transactions. In addition, Venoco has commodity derivative positions with a net asset value of $76.1 million as of March 31, 2015. If unwound, these positions could provide an additional source of liquidity subject to the commodity price environment at the relevant time. Venoco unwound one position on April 2, 2015, which hedged 1,715 barrels per day of our 2016 oil production, receiving proceeds of $15.6 million. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
	(in thousands)
Cash (used in) provided by operating activities	$4,287	$(10,662)	$(11,524)	$(10,730)
Cash (used in) provided by investing activities	(26,375)	(2,863)	(26,375)	(2,863)
Cash (used in) provided by financing activities	38,082	5,991	41,983	5,991

        Net cash used by operating activities for Venoco was $10.7 million in the first quarter of 2015 compared to net cash provided by operating activities of $4.3 million in the 2014 period. Cash flows used in operating activities in the first quarter of 2015 as compared to cash flows provided by operating activities in the first quarter of 2014 were impacted by the lower oil prices and lower oil and natural gas production.

        Net cash used in operating activities for DPC was $10.7 million in the first quarter of 2015 compared to $11.5 million used in the 2014 period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash used in investing activities for Venoco and DPC was $2.9 million in the first quarter of 2015 compared to net cash provided by investing activities of $26.4 million in the 2014 period. The primary investing activities in the first quarter of 2015 were $4.5 million in capital expenditures on oil properties related to our capital expenditure program, partially offset by a $1.8 million final settlement from the sale of Montalvo and certain other assets. The primary investing activities in the first quarter of 2014 were $26.2 million in capital expenditures on oil properties related to our capital expenditure program.

        Net cash provided by financing activities for Venoco was $6.0 million in the first quarter of 2015 compared to net cash provided by financing activities of $38.1 million during the 2014 period. The primary financing activities in the first quarter of 2015 were net borrowings of $6.4 million on the revolving credit facility. The primary financing activities in the first quarter of 2014 were net borrowings of $42.0 million on the revolving credit facility and a dividend paid to DPC of $3.9 million.

        Net cash provided by financing activities for DPC was $5.9 million in the first quarter of 2015 compared to net cash provided by financing activities of $42.0 million during the 2014 period.

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

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% /13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. The agreements permit Venoco to pay dividends to DPC in certain circumstances. We do not expect these criteria to be met in 2015. The February 2015 interest payment on DPC's notes was made 100% in kind, and we expect to continue making interest payments 100% in kind for the foreseeable future.

        The following is a summary of the terms of our significant debt agreements as of March 31,2015 and as of the date of this report. As discussed in "—Recent Events," Venoco entered into financing transactions in April 2015 pursuant to which it (i) issued the first lien secured notes and the second lien secured notes, (ii) entered into the term loan facility, (iii) repaid all amounts outstanding under its revolving credit facility and terminated the facility and (iv) repurchased $194 million aggregate principal amount of, and accrued interest on, its 8.875% senior notes due 2019.

        Revolving Credit Facility ($71.4 million outstanding as of March 31, 2015; terminated as of the date of this report).    In October 2012, Venoco entered into a fifth amended and restated credit agreement governing its revolving credit facility, and entered into several subsequent amendments to the agreement. The facility had a maturity date of March 31, 2016. The agreement contained customary representations, warranties, events of default, indemnities and covenants, including covenants that restricted Venoco's ability to incur indebtedness and required it to meet specified financial tests. As of March 31, 2015, all covenants under the facility were satisfied or waived.

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

        The revolving credit facility had a total capacity of $500.0 million, but was limited by the lesser of commitments from participating lenders and the borrowing base, both of which were $88.5 million as of

March 31, 2015. The borrowing base was subject to redetermination twice each year, was subject to redetermination at other times at our request or at the request of the lenders. Lending commitments under the facility were allocated at various percentages to a syndicate of eleven banks. As of March 31, 2015, we had approximately $71.4million outstanding under the facility at an average interest rate of 3.9% and $13.5 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        Venoco 8.875% Senior Notes ($500 million outstanding as of March 31, 2015; $308 million outstanding as of the date of this report).    In February 2011, Venoco issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, Venoco repaid in full the outstanding principal balance of $455.3 million on its second lien term loan then in place. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness or create liens on its assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes ($285 million outstanding as of the date of this report).    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For each interest period thereafter (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        First lien secured notes (zero outstanding as of March 31, 2015; $175 million outstanding as of the date of this report).    The first lien secured notes bear interest at 12% per annum and mature in February 2019. The indenture governing the first lien secured notes includes covenants customary for instruments of this type, including restrictions on Venoco's ability to incur additional indebtedness, create liens on its properties, pay dividends and make investments, in each case subject to exceptions. The covenants regarding the incurrence of additional indebtedness contain exceptions for, among other things, (i) up to $25 million of additional secured or unsecured indebtedness that may be issued or incurred in connection with certain projects approved by the holders of the notes, (ii) up to $50 million of additional second lien secured notes that may be issued in exchange for Venoco's outstanding 8.875% senior notes and (iii) up to $150 million of additional third lien or unsecured indebtedness that may be issued or incurred in exchange for the 8.875% senior notes due 2019 or to fund acquisitions. The indenture also includes restrictions on capital expenditures and an operational covenant pursuant to which Venoco is generally required to maintain a specified level of production for each quarterly period until maturity. Other covenants are generally similar to those contained in the indenture governing the existing 8.875% senior notes. Venoco's obligations under the first lien secured notes are guaranteed by all of its subsidiaries other than Ellwood Pipeline, Inc. and are secured by a first priority lien on substantially all of the assets of Venoco and the guarantors other than the cash collateral under the term loan facility. Venoco may redeem the first lien secured notes at a redemption price of 109% of the principal amount beginning on January 1, 2016, 106% of the principal amount beginning on January 1, 2017, and declining to 100% by January 1, 2018.

        Second lien secured notes (zero outstanding as of March 31, 2015; $150 million outstanding as of the date of this report).    The second lien secured notes bear interest at 8.875% if paid in cash or 12% if paid in kind. Interest may be paid in cash or in kind, at Venoco's option, for semiannual interest periods commencing within 24 months following issuance, but may become payable entirely in cash earlier upon the occurrence of certain events. The second lien secured notes mature in February 2019. The indenture governing the second lien secured notes includes covenants, and exceptions thereto, substantially similar to those set forth in the indenture governing the first lien secured notes. Venoco's obligations under the notes are guaranteed by Venoco's subsidiaries that guarantee the first lien secured notes and are secured by a second priority lien on the same assets securing its obligations under the first lien secured notes. Venoco may redeem the second lien secured notes on the same terms as the existing 8.875% senior notes.

        Term loan facility (zero outstanding as of March 31, 2015; $75 million outstanding as of the date of this report).    The term loan facility, which was fully drawn at closing, matures in October 2015. Amounts borrowed under the facility will bear interest at 4.0% per annum for the first thirty days and at 12% thereafter. The facility contains representations, warranties and covenants typical for instruments of this type. Venoco's obligations under the term loan facility are secured by a first priority lien on cash collateral, which collateral may be released upon the occurrence of certain events. We expect to refinance this facility prior to its maturity with a substantially similar, but longer-term, instrument.

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

Off-Balance Sheet Arrangements

        At March 31, 2015, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of March 31, 2015, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $0.76 billion.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of March 31, 2015, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent") (oil).

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
January 1 - December 31, 2016:
Swap	1,715	$96.00
Collars	1,715	$90.00/$101.75

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2015 is summarized below:

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

        In April 2015, Venoco unwound one position, which hedged 1,715 barrels per day of our 2016 oil production at a price of $24.85 per Bbl, receiving proceeds of $15.6 million.

        We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments are to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of March 31, 2015, the fair value of our commodity derivatives was a net asset of $76.1 million.

Interest Rate Risk

        We were previously subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with the Venoco and DPC senior notes are fixed for the term of the notes. As of April 2, 2015 we no longer have any variable rate borrowings.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2015.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Venoco's and DPC's principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit Number	Exhibit
101	The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2015

VENOCO, INC.
By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer
By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2015

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer