Form 10-Q
period 2015-06-30
DENVER PARENT Corp; Venoco, Inc.
filed 2015-08-19
CIK 1588242, 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant’s telephone number, including area code: (303) 626-8300

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2015, there were 30,297,459 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, Venoco’s future ability to pay cash dividends and Venoco’s and Denver Parent Corporation’s compliance with obligations under their respective debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

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

•                  our inability to access oil and natural gas markets due to operational impediments, including the shutdown of the pipeline that transports production from Platform Holly;

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

•                  exploitation, development and exploration results, which will depend on, among other things, our ability to identify productive intervals and drilling and completion techniques necessary to achieve commercial production from those intervals;

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

•                  the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico, from the Dodd-Frank Wall Street Reform and Consumer Protection Act or its implementing regulations, from regulations relating to greenhouse gas emissions and possible regulatory responses to the spill that resulted in the pipeline that transports Platform Holly production;

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation (“DPC”) and Venoco, Inc. (“Venoco”), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in the Financial Statements section.

We operate DPC and Venoco as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of DPC and Venoco provides the following benefits:

•                  Enhances investors’ understanding of DPC and Venoco by enabling investors to view the business as a whole, the same manner in which management views and operates the business;

•                  Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both DPC and Venoco; and

•                  Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

All of Venoco’s net assets are owned by DPC and all of DPC’s operations are conducted by Venoco.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 30, 2015

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$114,009	$15,656	$114,141
Restricted funds	—	79,595	—	79,595
Accounts receivable	14,912	9,039	14,912	9,039
Inventories	3,370	3,299	3,370	3,299
Other current assets	4,715	2,272	4,721	2,275
Commodity derivatives	48,298	30,545	48,298	30,545
Total current assets	86,750	238,759	86,957	238,894
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,866,415	1,874,582	1,866,415	1,874,582
Unproved	8,360	8,530	8,360	8,530
Accumulated depletion	(1,400,738)	(1,561,934)	(1,400,738)	(1,561,934)
Net oil and gas properties	474,037	321,178	474,037	321,178
Other property and equipment, net of accumulated depreciation and amortization of $14,566 and $15,454 at December 31, 2014 and June 30, 2015, respectively	14,477	13,707	14,477	13,707
Net property, plant and equipment	488,514	334,885	488,514	334,885
OTHER ASSETS:
Commodity derivatives	29,793	8,653	29,793	8,653
Deferred loan costs	7,128	12,313	11,614	16,265
Other	4,069	4,279	4,069	4,279
Total other assets	40,990	25,245	45,476	29,197
TOTAL ASSETS	$616,254	$598,889	$620,947	$602,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,535	$15,019	$20,535	$15,019
Interest payable	17,329	15,926	17,329	15,926
Share-based compensation	2,236	176	2,236	176
Total current liabilities	40,100	31,121	40,100	31,121
LONG-TERM DEBT	565,000	685,346	840,065	979,347
ASSET RETIREMENT OBLIGATIONS	30,351	33,150	30,351	33,150
SHARE-BASED COMPENSATION	648	235	648	235
Total liabilities	636,099	749,852	911,164	1,043,853
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY(DEFICIT):
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and 100,000,000 authorized for DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2014 and June 30, 2015; 30,297,459 DPC shares issued and outstanding at December 31, 2014 and June 30, 2015)	299	299	303	303
Additional paid-in capital	285,120	285,616	73,902	74,398
Retained earnings (accumulated deficit)	(305,264)	(436,878)	(364,422)	(515,578)
Total stockholders’ equity(deficit)	(19,845)	(150,963)	(290,217)	(440,877)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$616,254	$598,889	$620,947	$602,976

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015	2014	2015	2014	2015
REVENUES:
Oil and natural gas sales	$66,563	$19,317	$129,101	$39,066	$66,563	$19,317	$129,101	$39,066
Other	476	553	935	1,222	476	553	935	1,222
Total revenues	67,039	19,870	130,036	40,288	67,039	19,870	130,036	40,288
EXPENSES:
Lease operating expense	18,185	13,206	37,653	28,138	18,185	13,206	37,653	28,138
Property and production taxes	2,270	2,027	4,006	4,159	2,270	2,027	4,006	4,159
Transportation expense	49	46	106	93	49	46	106	93
Depletion, depreciation and amortization	11,794	7,234	22,970	16,055	11,794	7,234	22,970	16,055
Impairment of oil and natural gas properties	817	146,030	817	146,030	817	146,030	817	146,030
Accretion of asset retirement obligations	556	514	1,223	1,011	556	514	1,223	1,011
General and administrative, net of amounts capitalized	8,990	7,037	17,652	13,707	9,075	7,038	17,991	13,776
Total expenses	42,661	176,094	84,427	209,193	42,746	176,095	84,766	209,262
Income from operations	24,378	(156,224)	45,609	(168,905)	24,293	(156,225)	45,270	(168,974)
FINANCING COSTS AND OTHER:
Interest expense, net	13,351	19,926	26,291	31,337	21,766	29,590	42,889	50,272
Amortization of deferred loan costs	863	1,480	1,696	2,087	1,110	1,754	2,187	2,625
Loss(gain) on extinguishment of debt	—	(67,515)	—	(67,515)	—	(67,515)	—	(67,515)
Commodity derivative losses (gains), net	18,910	9,705	16,815	(3,200)	18,910	9,705	16,815	(3,200)
Total financing costs and other	33,124	(36,404)	44,802	(37,291)	41,786	(26,466)	61,891	(17,818)
Income (loss) before income taxes	(8,746)	(119,820)	807	(131,614)	(17,493)	(129,759)	(16,621)	(151,156)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	$(8,746)	$(119,820)	$807	$(131,614)	$(17,493)	$(129,759)	$(16,621)	$(151,156)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2014	29,936	$299	$285,120	$(305,264)	$(19,845)
Excess of share-based compensation expense recognized over payments made	—	—	496	—	496
Net income (loss)	—	—	—	(131,614)	(131,614)
BALANCE AT JUNE 30, 2015	29,936	$299	$285,616	$(436,878)	$(150,963)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2014	30,297	$303	$73,902	$(364,422)	$(290,217)
Excess of share-based compensation expense recognized over payments made	—	—	496	—	496
Net income (loss)	—	—	—	(151,156)	(151,156)
BALANCE AT JUNE 30, 2015	30,297	$303	$74,398	$(515,578)	$(440,877)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$807	$(131,614)	$(16,621)	$(151,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	22,970	16,055	22,970	16,055
Impairment of oil and natural gas properties	817	146,030	817	146,030
Accretion of asset retirement obligations	1,223	1,011	1,223	1,011
Share-based compensation	1,601	496	1,601	496
Interest paid-in-kind	—	4,460	9,264	22,791
Amortization of deferred loan costs	1,696	2,087	2,187	2,625
Loss (gain) on extinguishment of debt	—	(67,515)	—	(67,515)
Amortization of bond discounts and other	—	1,450	530	2,054
Unrealized commodity derivative (gains) losses and amortization of premiums	8,760	38,893	8,760	38,893
Changes in operating assets and liabilities:
Accounts receivable	731	5,873	877	5,873
Inventories	1,196	71	1,196	71
Other current assets	2,366	2,327	2,301	2,327
Other assets	1,766	(210)	1,766	(210)
Accounts payable and accrued liabilities	3,739	(5,749)	(5,027)	(5,749)
Share-based compensation liabilities	(16,815)	(2,473)	(16,815)	(2,473)
Net cash provided by (used in) operating activities	30,857	11,192	15,029	11,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(52,046)	(7,296)	(52,046)	(7,296)
Acquisitions of oil and natural gas properties	(16)	(12)	(16)	(12)
Expenditures for other property and equipment	(295)	(119)	(295)	(119)
Proceeds provided by sale of oil and natural gas properties	—	1,811	—	1,811
Net cash provided by (used in) investing activities	(52,357)	(5,616)	(52,357)	(5,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	132,000	340,000	132,000	340,000
Debt issuance costs	—	(12,427)	—	(12,427)
Principal payments on long-term debt	(107,000)	(155,000)	(107,000)	(155,000)
Payments for deferred loan costs	(358)	—	(467)	—
Increase in restricted cash	—	(79,595)	—	(79,595)
Dividend to Denver Parent Corporation	(3,905)	—	—	—
Net cash provided by (used in) financing activities	20,737	92,978	24,533	92,978
Net (decrease) increase in cash and cash equivalents	(763)	98,554	(12,795)	98,485
Cash and cash equivalents, beginning of period	828	15,455	17,336	15,656
Cash and cash equivalents, end of period	$65	$114,009	$4,541	$114,141
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$26,641	$24,537	$42,260	$24,537
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$2,766	$(1,052)	$2,766	$(1,052)
Excess of share-based compensation expense recognized over payments made	$—	$496	$—	$496

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Operations  Denver Parent Corporation, a Delaware corporation (“DPC”), was formed in January 2012 for the purpose of acquiring all of the outstanding common stock of Venoco, Inc., a Delaware corporation (“Venoco”), in a transaction referred to as the “going private transaction”. The going private transaction was completed in October 2012. DPC has no operations and no material assets other than 100% of the common stock of Venoco. Venoco is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

Basis of Presentation  In 2011, Venoco’s board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. On October 3, 2012, Mr. Marquez and certain of his affiliates, including DPC, completed the going private transaction and acquired all of the outstanding stock of Venoco. As a result, Venoco’s common stock is no longer publicly traded and Venoco is a wholly owned subsidiary of DPC. DPC is majority-owned and controlled by Mr. Marquez and his affiliates.

This Quarterly Report on Form 10-Q is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

The unaudited condensed consolidated financial statements include the accounts of DPC and its subsidiaries, and Venoco and its subsidiaries. All such subsidiaries are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in the financial statements. The Annual Report on Form 10-K for the year ended December 31, 2014 for Venoco and DPC includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Liquidity  The additional indebtedness that the Company incurred in connection with and following the going private transaction has increased debt- and liquidity-related risks. We have undertaken a variety of measures to reduce our indebtedness, including sales of our Sacramento Basin and West Montalvo properties for an aggregate price of approximately $450 million. However, our deleveraging efforts have been impacted by various operational issues, including an extended shutdown of the pipeline that transports our South Ellwood field production in 2014 and an additional extended shutdown of the same pipeline resulting from a spill that occurred in the second quarter of 2015. Our deleveraging efforts have also been affected by the dramatic decline in the price of oil that occurred over the second half of 2014 with prices remaining low in the first half of 2015. As a result of the debt restructuring transaction in April 2015 (see note 2), Venoco’s revolving credit facility was terminated.  However, prior to that termination, the Company was required to obtain numerous amendments to and waivers from the lenders under the facility as a result of these factors. We may be forced to seek further amendments or waivers from current or future lenders, and there is no assurance that we will be able to obtain them in a timely manner or at all. Due to the Company’s need for increased liquidity we completed the April 2015 debt transactions. The transactions resulted in an increase in our overall indebtedness, but improved our near term liquidity. We are currently exploring additional deleveraging efforts and our planned capital expenditures for 2015 are significantly reduced relative to prior years.  However, there can be no assurance that any deleveraging efforts will be successful or that we will be able to maintain adequate liquidity and compliance with our debt and other obligations.

Income Taxes  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

As of December 31, 2014, DPC has net operating loss carryovers (“NOLs”) of $499 million for federal income tax purposes and $459 million for financial reporting purposes, and Venoco has net NOLs as of December 31, 2014 of $418 million for federal income tax purposes and $377 million for financial reporting purposes. The difference between the federal income tax NOLs and the financial reporting NOLs of $40 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2034.

Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as tax losses in each of the tax years from 2008 through 2013. DPC has incurred losses before income taxes in 2008, 2009, 2012, 2013 and 2014 as well as tax losses in each of the tax years from 2008 through 2014. These losses and expected future taxable losses were a key consideration that led each of Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2014 and June 30, 2015, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company’s development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company’s onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

Oil and Gas Properties  The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and the related deferred income taxes, may not exceed this “ceiling.” The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved and unevaluated properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying consolidated statements of operations.

At June 30, 2015, capitalized costs exceeded the ceiling and the Company recorded an impairment of oil and gas properties of $146 million.  The impairment at June 30, 2015 was primarily due to continued low commodity prices, which resulted in a reduction of the discounted present value of the Company’s proved oil and natural gas reserves.

Reclassifications  Certain amounts in prior year’s footnotes to the financials statements have been reclassified to the 2015 presentation. Reclassified amounts were not material to the financials presentation.

Recently Issued Accounting Standards  In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied using one of two acceptable methods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financials.

In April 2015, the FASB issued ASU 2015-03 to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard will be applied retrospectively to all prior periods. The company is currently evaluating provisions of this guidance and assessing its impact on the Company’s consolidated financials.

2. DEBT

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015
Venoco Revolving credit agreement due March 2016	$65,000	$—	$65,000	$—
Venoco 8.875% senior notes due February 2019	500,000	308,222	500,000	308,222
First lien secured 12% notes due February 2019	—	175,000	—	175,000
Second lien secured 8.875% / 12% notes due February 2019(1)	—	127,874	—	127,874
Term loan facility due December 2017(2)	—	74,250	—	74,250
DPC 12.25% / 13.00% senior PIK toggle notes due August 2018(3)	—	—	275,065	294,001
Total long-term debt	565,000	685,346	840,065	979,347
Less: current portion of long-term debt	—	—	—	—
Long-term debt, net of current portion	$565,000	$685,346	$840,065	$979,347

(1)                                 Amounts are net of $26.9 million unamortized discount at June 30, 2015.

(2)                                 Amounts are net of $0.8 million unamortized discount at June 30, 2015.

(3)                                 Amounts are net of $4.8 million, and $5.4 million unamortized discount at June 30, 2015 and December 31, 2014, respectively.

The Company recently completed a series of financing transactions in response to its indebtedness and liquidity situation. On April 2, 2015, Venoco entered into agreements relating to three new debt instruments: (i) first lien senior secured notes with an aggregate principal amount of $175 million (the “first lien secured notes”), (ii) second lien senior secured notes with an aggregate principal amount of $150 million (the “second lien secured notes”) and (iii) a $75 million cash collateralized senior secured credit facility (the “term loan facility”).  Approximately $72 million of proceeds from the issuance of the first lien secured notes and the term loan facility were used to repay all amounts outstanding under Venoco’s revolving credit facility, which was then terminated. The second lien secured notes were issued in exchange for $194 million aggregate principal amount of, and accrued interest on, Venoco’s outstanding 8.875% senior notes due 2019. The term loan facility was refinanced on June 11, 2015 with a new $75 million secured term loan facility (the “new term loan facility”).  The terms of the new debt instruments are summarized in “—Liquidity and Capital Resources—Capital Resources and Requirements.” These transactions increased the Company’s indebtedness overall, but reduced its near-term cash interest expense and provided it with flexibility and additional liquidity that it intends to use to advance longer term projects.

The following summarizes the terms of the agreements governing the Company’s debt outstanding as of June 30, 2015.

First lien secured notes.  The first lien secured notes bear interest at 12% per annum and mature in February 2019. The indenture governing the first lien secured notes includes covenants customary for instruments of this type, including restrictions on Venoco’s ability to incur additional indebtedness, create liens on its properties, pay dividends and make investments and in each case the covenants are subject to exceptions. The covenants regarding the incurrence of additional indebtedness contain exceptions for, among other things, (i) up to $25 million of additional secured or unsecured indebtedness that may be issued or incurred in connection with certain projects approved by the holders of the notes, (ii) up to $50 million of additional second lien secured notes that may be issued in exchange for Venoco’s outstanding 8.875% senior notes due 2019 and (iii) up to $150 million of additional third lien or unsecured indebtedness that may be issued or incurred in exchange for the Venoco’s outstanding 8.875% senior notes or to fund acquisitions. The indenture also includes restrictions on capital expenditures and an operational covenant pursuant to which Venoco is generally required to maintain a specified level of production for each quarterly period until maturity. Other covenants are generally similar to those contained in the indenture governing the existing 8.875% senior notes. Venoco’s obligations under the first lien secured notes are guaranteed by all of its subsidiaries other than Ellwood Pipeline, Inc. and secured by a first priority lien on substantially all of the assets of Venoco and the guarantors other than the cash collateral under the term loan facility. Venoco may redeem the first lien secured notes at a redemption price of 109% of the principal amount beginning on January 1, 2016 and declining to 100% by January 1, 2019.

Second lien secured notes.  The second lien secured notes bear interest at 8.875% if paid in cash or 12% if paid in kind. Interest may be paid in cash or in kind, at Venoco’s option, for semiannual interest periods commencing within 24 months following issuance.  After the initial 24 month period, interest is payable in cash, but may become payable entirely in cash earlier upon the occurrence of certain events. Venoco elected to PIK the first interest payment which was due July 1, 2015. The second lien secured notes mature in February 2019. The indenture governing the second lien secured notes includes covenants, and exceptions thereto, substantially similar to those set forth in the indenture governing the first lien secured notes. Venoco’s obligations under the notes are guaranteed by Venoco’s subsidiaries that guarantee the first lien secured notes and are secured by a second priority lien on the same assets securing its obligations under the first lien secured notes. Venoco may redeem the second lien secured notes on the same terms as the existing 8.875% senior notes.

New Term loan facility.  The term loan facility, which was fully drawn at closing, matures in December 2017. Amounts borrowed under the facility will bear interest at LIBOR plus 4.0% per annum. The facility contains representations, warranties and covenants typical for instruments of this type. Venoco’s obligations under the term loan facility are secured by a first priority lien on cash collateral, which collateral may be released upon the occurrence of certain events, and are guaranteed by Venoco’s subsidiaries that guarantee the first lien secured notes and second lien secured notes. The cash collateral is accounted for as restricted cash in the condensed consolidated balance sheets (unaudited). The term facility was incurred under a term loan and security agreement dated as of June 11, 2015 among Venoco, the guarantors and the lenders party thereto.

Venoco 8.875% Senior Notes.  In February 2011, Venoco issued $500 million in 8.875% senior notes due in February 2019 at par. The notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco’s ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

As part of the April 2, 2015 debt restructuring, $192 million of the 8.875% senior notes were redeemed, plus $2 million of accrued interest was extinguished.  As of June 30, 2015, $308 million of 8.875% senior notes are still outstanding.

DPC 12.25% / 13.00% Senior PIK Toggle Notes.  In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due August 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year. The initial interest payment on the notes was required to be paid in cash. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, “PIK interest”). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The August 2014 interest payment was paid 25% in cash and 75% PIK interest. The February and August 2015 interest payments were paid entirely as PIK interest. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. The notes are not currently guaranteed by any of DPC’s subsidiaries. DPC may redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit the Company’s ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

The Company accounted for the April 2015 debt exchange as a debt extinguishment because the present value of the cash flows second lien notes were at least 10% different from the present value of the remaining cash flows under the terms of the original 8.875% Venoco notes.  The Company recognized a gain of $68 million on the exchange, which is net of the write off of $4.5 million associated with debt issuances costs related to the Revolver and the Venoco 8.875% notes.  The gain is composed of $43.7 million related to the extinguishment plus an additional $28 million due to the difference between the carrying value and the fair value of the second lien notes on the date of the exchange. The $28 million was accounted for as a discount on the second lien note and will be amortized over the life of the debt through interest expense. The gain is recorded in ‘Loss (gain) on extinguishment of debt’ in the condensed consolidate statements of operations (unaudited).

The Company was in compliance with all debt covenants at June 30, 2015.

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Agreements.  The Company utilizes swap and collar agreements and option contracts in an effort to hedge the effect of commodity price changes on its cash flows. The objective of the Company’s hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future cash flows from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company’s existing positions. The Company may use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

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

The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Realized commodity derivative losses (gains)	$4,530	$(26,312)	$8,055	$(40,262)
Unrealized commodity derivative losses (gains) for changes in fair value	14,380	36,017	8,760	37,062
Commodity derivative losses (gains), net	$18,910	$9,705	$16,815	$(3,200)

As of June 30, 2015, the Company had entered into certain swap and collar agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent (“Brent”).

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
January 1 - December 31, 2016:
Swap	1,715	$96.00

In connection with the debt transaction that occured in April 2015 the Company unwound its 2016 derivative contract with ABN AMRO which hedged 1,715 bbls of its 2016 oil production. As a result we received $15.6 million in proceeds which contributed to the realized gain of $40.3 million.

Fair Value of Derivative Instruments.  The estimated fair values of derivatives included in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 are summarized below. The net fair value of the Company’s derivatives decreased by $38.9 million from a net asset of $78.1 million at December 31, 2014 to a net asset of $39.2 million at June 30, 2015, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company’s commodity derivative portfolio in 2015. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company’s derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The

Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31, 2014	June 30, 2015
Current Assets—Commodity derivatives:
Oil derivative contracts	$48,298	$30,545
Noncurrent Assets—Commodity derivatives:
Oil derivative contracts	29,793	8,653
Net derivative asset (liability)	$78,091	$39,198

4. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended June 30, 2014 and 2015 (in thousands):

	Six Months Ended June 30,
	2014	2015
Asset retirement obligations at beginning of period	$38,182	$30,851
Revisions of estimated liabilities	(594)	1,788
Liabilities incurred or acquired	221	—
Liabilities settled	(599)	—
Accretion expense	1,223	1,011
Asset retirement obligations at end of period	38,433	33,650
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(700)	(500)
Long-term asset retirement obligations	$37,733	$33,150

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

5. SHARE-BASED PAYMENTS

The Company has granted cash settlement or liability awards to officers, directors and certain employees of the Company including rights-to-receive awards (RTR), restricted share unit awards (RSUs), share appreciation rights (SARs) and ESOP restricted share units. The Company measures its liability awards based on the award’s fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are compensation cost in the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

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

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 (in thousands).

	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Commodity derivative contracts	—	39,198	—	39,198
Share-based compensation	—	—	(295)	(295)

Derivative instruments.  The Company’s commodity derivative instruments consist primarily of swaps and collars for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

Share-based compensation.  The Company’s current share-based compensation liability includes a liability for restricted share unit awards (RSUs), share appreciation rights (SARs) and employee stock ownership plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company’s estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company’s operations and reserve characteristics. While some inputs to the Company’s calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company’s own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

The following table summarizes the changes in fair value of financial assets (liabilities), which represent primarily share-based compensation liabilities, designated as Level 3 in the valuation hierarchy (in thousands):

	Six Months Ended June 30,
	2014	2015
Fair value liability, beginning of period	$(20,928)	$(1,038)
Transfers into Level 3(1)	(4,235)	(251)
Transfers out of Level 3(2)	5,162	489
Change in fair value of Level 3	445	505
Fair value liability, end of period	$(19,556)	$(295)

(1)                                 The transfers into Level 3 liability during the first half of 2015 and 2014 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)                                 The transfers out of Level 3 liability during the first half of 2015 and 2014 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

Fair Value of Financial Instruments.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of Venoco’s revolving credit facility (which was paid off in April 2015) and the term loan facility approximated fair value because the interest rate of the facilities is variable. The fair value of the Venoco senior notes and the DPC PIK toggle notes listed in the table below was derived from available market data (Level 1). We used available market data and valuation techniques (Level 2) to estimate the fair value of the Venoco first lien and second lien notes. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2014		June 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$65,000	$65,000	$—	$—
8.875% senior notes	500,000	262,000	308,222	95,583
First lien secured note	—	—	175,000	153,132
Second lien secured note	—	—	127,875	98,871
Term loan facility	—	—	74,250	74,250
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	275,065	120,369	294,001	27,195

Assets and Liabilities Measured on a Non-recurring Basis.  The Company uses fair value to determine the value of its asset retirement obligations (“ARO”). The inputs used to determine such fair value under the expected present value technique are primarily based upon internal estimates prepared by reservoir engineers for costs of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties and would be classified as Level 3 inputs.

7. CONTINGENCIES

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

Delaware Litigation—In August 2011 Timothy Marquez, the then-Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the “Marquez Proposal”). As a result of that proposal, five lawsuits were filed in the Delaware Court of Chancery in 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss resulting from the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial is expected to occur in 2016.

Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. (“TexCal”), notified Denbury Resources, Inc. through its subsidiary Denbury Onshore, LLC (“Denbury”) that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at “payout” as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury’s enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013, the three judge arbitration panel unanimously agreed with Venoco’s position. In January 2014 Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2. In March 2014 the Arbitration Panel modified its original award consistent with the Company’s position and awarded the Company approximately $1.8 million in attorneys’ fees and costs incurred in the arbitration. In late March 2014 Denbury appealed the arbitration ruling to the District Court for Harris County, Texas asking the court to vacate the arbitration award. On February 11, 2015 the District Court granted Venoco’s motion to confirm the arbitration award. In March 2015, Denbury filed a motion for a new trial with the District Court which was denied.  Denbury appealed the case to the Texas Court of Appeals in May 2015.

Other—In addition, Venoco is a party from time to time to other claims and legal actions that arise in the ordinary course of business. Venoco believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

8. RELATED PARTY TRANSACTIONS

The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred costs related to the agreement of $0.3 million and $0.4 million in the first half of 2014 and 2015, respectively.

On April 27, 2015, Mr. Marquez entered into an amendment to his existing employment agreement pursuant to which he received $1.5 million in recognition of his leadership in completing the recent debt restructuring transaction.

9. GUARANTOR FINANCIAL INFORMATION

All subsidiaries of Venoco other than Ellwood Pipeline Inc. (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Venoco’s obligations under its 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the “Non-Guarantor Subsidiary”). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company’s subsidiaries as of June 30, 2015. All Guarantors are 100% owned by Venoco. Presented below are Venoco’s condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC’s 12.25%/13.00% senior PIK toggle notes.

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2014 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$—	$—	$—	$15,455
Accounts receivable	14,140	56	716	—	14,912
Inventories	3,370	—	—	—	3,370
Other current assets	4,715	—	—	—	4,715
Commodity derivatives	48,298	—	—	—	48,298
TOTAL CURRENT ASSETS	85,978	56	716	—	86,750
PROPERTY, PLANT & EQUIPMENT, NET	654,549	(184,362)	18,327	—	488,514
COMMODITY DERIVATIVES	29,793	—	—	—	29,793
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	11,138	59	—	—	11,197
TOTAL ASSETS	1,344,859	(184,247)	19,043	(563,401)	616,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	20,535	—	—	—	20,535
Interest payable	17,329	—	—	—	17,329
Commodity derivatives	—	—	—	—	—
Share-based compensation	2,236	—	—	—	2,236
TOTAL CURRENT LIABILITIES:	40,100	—	—	—	40,100
LONG-TERM DEBT	565,000	—	—	—	565,000
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	27,906	1,652	793	—	30,351
SHARE-BASED COMPENSATION	648	—	—	—	648
INTERCOMPANY PAYABLES (RECEIVABLES)	735,845	(655,326)	(80,555)	36	—
TOTAL LIABILITIES	1,369,499	(653,674)	(79,762)	36	636,099
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(24,640)	469,427	98,805	(563,437)	(19,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$1,344,859	$(184,247)	$19,043	$(563,401)	$616,254

CONDENSED CONSOLIDATING BALANCE SHEETS

AT JUNE 30, 2015 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,009	$—	$—	$—	$114,009
Restricted funds	79,595	—	—	—	79,595
Accounts receivable	8,550	56	433	—	9,039
Inventories	3,299	—	—	—	3,299
Prepaid expenses and other current assets	2,272	—	—	—	2,272
Commodity derivatives	30,545	—	—	—	30,545
TOTAL CURRENT ASSETS	238,270	56	433	—	238,759
PROPERTY, PLANT & EQUIPMENT, NET	501,391	(184,415)	17,909	—	334,885
COMMODITY DERIVATIVES	8,653				8,653
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	16,532	60	—	—	16,592
TOTAL ASSETS	1,328,247	(184,299)	18,342	(563,401)	598,889
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	15,019	—	—	—	15,019
Interest payable	15,926	—	—	—	15,926
Commodity derivatives	—	—	—	—	—
Share-based compensation	176	—	—	—	176
TOTAL CURRENT LIABILITIES:	31,121	—	—	—	31,121
LONG-TERM DEBT	685,346	—	—	—	685,346
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	30,679	1,669	802	—	33,150
SHARE-BASED COMPENSATION	235	—	—	—	235
INTERCOMPANY PAYABLES (RECEIVABLES)	742,315	(655,544)	(86,807)	36	—
TOTAL LIABILITIES	1,489,696	(653,875)	(86,005)	36	749,852
TOTAL STOCKHOLDERS’ EQUITY	(161,449)	469,576	104,347	(563,437)	(150,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,328,247	$(184,299)	$18,342	$(563,401)	$598,889

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$66,247	$316	$—	$—	$66,563
Other	125	—	1,882	(1,531)	476
Total revenues	66,372	316	1,882	(1,531)	67,039
EXPENSES:
Lease operating expense	17,240	12	933	—	18,185
Production and property taxes	2,231	15	24	—	2,270
Transportation expense	1,482	3	—	(1,436)	49
Depletion, depreciation and amortization	11,561	26	207	—	11,794
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	515	31	10	—	556
General and administrative, net of amounts capitalized	8,948	1	136	(95)	8,990
Total expenses	42,794	88	1,310	(1,531)	42,661
Income (loss) from operations	23,578	228	572	—	24,378
FINANCING COSTS AND OTHER:
Interest expense, net	14,836	—	(1,485)	—	13,351
Amortization of deferred loan costs	863	—	—	—	863
Commodity derivative losses (gains), net	18,910	—	—	—	18,910
Total financing costs and other	34,609	—	(1,485)	—	33,124
Equity in subsidiary income	1,417	—	—	(1,417)	—
Income (loss) before income taxes	(9,614)	228	2,057	(1,417)	(8,746)
Income tax provision (benefit)	(868)	86	782	—	—
Net income (loss)	$(8,746)	$142	$1,275	$(1,417)	$(8,746)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$19,151	$166	$—	$—	$19,317
Other	127	—	1,949	(1,523)	553
Total revenues	19,278	166	1,949	(1,523)	19,870
EXPENSES:
Lease operating expense	12,536	16	654	—	13,206
Production and property taxes	1,956	1	70	—	2,027
Transportation expense	1,461	9	—	(1,424)	46
Depletion, depreciation and amortization	6,999	26	209	—	7,234
Impairment of oil and gas properties	146,030	—	—	—	146,030
Accretion of asset retirement obligations	474	35	5	—	514
General and administrative, net of amounts capitalized	7,000	—	136	(99)	7,037
Total expenses	176,456	87	1,074	(1,523)	176,094
Income (loss) from operations	(157,178)	79	875	—	(156,224)
FINANCING COSTS AND OTHER:
Interest expense, net	21,622	—	(1,696)	—	19,926
Amortization of deferred loan costs	1,480	—	—	—	1,480
Loss (gain) on extinguisment of debt	(67,515)	—	—	—	(67,515)
Commodity derivative losses (gains), net	9,705	—	—	—	9,705
Total financing costs and other	(34,708)	—	(1,696)	—	(36,404)
Equity in subsidiary income	1,644	—	—	(1,644)	—
Income (loss) before income taxes	(120,826)	79	2,571	(1,644)	(119,820)
Income tax provision (benefit)	(1,007)	30	977	—	—
Net income (loss)	$(119,819)	$49	$1,594	$(1,644)	$(119,820)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$128,460	$641	$—	$—	$129,101
Other	240	—	3,700	(3,005)	935
Total revenues	128,700	641	3,700	(3,005)	130,036
EXPENSES:
Lease operating expense	36,020	30	1,603	—	37,653
Production and property taxes	3,967	15	24	—	4,006
Transportation expense	2,917	6	—	(2,817)	106
Depletion, depreciation and amortization	22,503	52	415	—	22,970
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	1,140	62	21	—	1,223
General and administrative, net of amounts capitalized	17,579	1	260	(188)	17,652
Total expenses	84,943	166	2,323	(3,005)	84,427
Income (loss) from operations	43,757	475	1,377	—	45,609
FINANCING COSTS AND OTHER:
Interest expense, net	29,210	—	(2,919)	—	26,291
Amortization of deferred loan costs	1,696	—	—	—	1,696
Commodity derivative losses (gains), net	16,815	—	—	—	16,815
Total financing costs and other	47,721	—	(2,919)	—	44,802
Equity in subsidiary income	2,958	—	—	(2,958)	—
Income (loss) before income taxes	(1,006)	475	4,296	(2,958)	807
Income tax provision (benefit)	(1,813)	180	1,633	—	—
Net income (loss)	$807	$295	$2,663	$(2,958)	$807

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$38,753	$313	$—	$—	$39,066
Other	248	—	4,447	(3,473)	1,222
Total revenues	39,001	313	4,447	(3,473)	40,288
EXPENSES:
Lease operating expense	26,613	27	1,498	—	28,138
Production and property taxes	4,088	1	70	—	4,159
Transportation expense	3,355	17	—	(3,279)	93
Depletion, depreciation and amortization	15,585	52	418	—	16,055
Impairment of oil and gas properties	146,030	—	—	—	146,030
Accretion of asset retirement obligations	933	68	10	—	1,011
General and administrative, net of amounts capitalized	13,667	—	234	(194)	13,707
Total expenses	210,271	165	2,230	(3,473)	209,193
Income (loss) from operations	(171,270)	148	2,217	—	(168,905)
FINANCING COSTS AND OTHER:
Interest expense, net	34,662	—	(3,325)	—	31,337
Amortization of deferred loan costs	2,087	—	—	—	2,087
Loss (gain) on extinguisment of debt	(67,515)	—	—	—	(67,515)
Commodity derivative losses (gains), net	(3,200)	—	—	—	(3,200)
Total financing costs and other	(33,966)	—	(3,325)	—	(37,291)
Equity in subsidiary income	3,528	—	—	(3,528)	—
Income (loss) before income taxes	(133,776)	148	5,542	(3,528)	(131,614)
Income tax provision (benefit)	(2,162)	56	2,106	—	—
Net income (loss)	$(131,614)	$92	$3,436	$(3,528)	$(131,614)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$25,727	$617	$4,513	$—	$30,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(51,888)	2	(160)	—	(52,046)
Acquisitions of oil and natural gas properties	(16)	—	—	—	(16)
Expenditures for property and equipment and other	(295)	—	—	—	(295)
Net cash provided by (used in) investing activities	(52,199)	2	(160)	—	(52,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	4,972	(619)	(4,353)	—	—
Proceeds from long-term debt	132,000	—	—	—	132,000
Principal payments on long-term debt	(107,000)	—	—	—	(107,000)
Payments for deferred loan costs	(358)	—	—	—	(358)
Dividend paid to Denver Parent Corporation	(3,905)	—	—	—	(3,905)
Net cash provided by (used in) financing activities	25,709	(619)	(4,353)	—	20,737
Net increase (decrease) in cash and cash equivalents	(763)	—	—	—	(763)
Cash and cash equivalents, beginning of period	828	—	—	—	828
Cash and cash equivalents, end of period	$65	$—	$—	$—	$65

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,671	$268	$6,253	$—	$11,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(7,246)	(50)	—	—	(7,296)
Acquisitions of oil and natural gas properties	(12)	—	—	—	(12)
Expenditures for property and equipment and other	(119)	—	—	—	(119)
Proceeds provided by sale of oil and gas properties	1,811	—	—	—	1,811
Net cash provided by (used in) investing activities	(5,566)	(50)	—	—	(5,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	6,471	(218)	(6,253)	—	—
Proceeds from long-term debt	340,000	—	—	—	340,000
Principal payments on long-term debt	(155,000)	—	—	—	(155,000)
Debt issuances cost	(12,427)	—	—	—	(12,427)
Increase in restricted cash	(79,595)	—	—	—	(79,595)
Net cash provided by (used in) financing activities	99,449	(218)	(6,253)	—	92,978
Net increase (decrease) in cash and cash equivalents	98,554	—	—	—	98,554
Cash and cash equivalents, beginning of period	15,455	—	—	—	15,455
Cash and cash equivalents, end of period	$114,009	$—	$—	$—	$114,009

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation (“DPC”) and Venoco, Inc. (“Venoco”), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. See “Explanatory Note” immediately preceding Part I of this report. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes.

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2014 as well as with the financial statements and related notes and the other information appearing elsewhere in this report.

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

Recent Developments

On May 19, 2015, the third-party common carrier pipeline that transports oil production from Platform Holly in the South Ellwood field ruptured, resulting in a spill near Refugio Beach State Park.  We have temporarily halted production activities at Platform Holly in response to the incident.  The affected pipeline, in Santa Barbara County, is currently inoperable due to the spill and related ongoing repairs.  Until the required metallurgical and root cause analysis are completed the pipeline operator has stated that it is unable to address the timing of returning the pipeline to service.  The results of the analysis are expected in late August 2015.  However, the operator’s current forecasts estimate that the pipeline will be shut down for the remainder of 2015.  As a result we are currently in the process of evaluating alternatives that would allow us to return to production.  In order to minimize full-year 2015 downtime, we elected to move our annual maintenance shutdown at the South Ellwood field from the third quarter of 2015 up to May and June to coincide with the pipeline shutdown.

Capital Expenditures

As a result of the additional financing received in April 2015 the Company increased its 2015 capital budget from $18 million to $33 million. The additional budget has been allocated to drilling two wells on Platform Gail as discussed below. In the first half of 2015 our development, exploitation and exploration capital expenditures were $8.3 million, with approximately $7.0 million incurred for Southern California legacy projects.

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

In the first half of 2015, we focused our capital spending primarily on operational improvements, regulatory, health, safety and environmental compliance and progressing other long lead-time projects, primarily at our legacy Southern California assets. The aggregate levels of capital expenditures through the first half of 2015 were in line with our budget estimates.

In the third quarter of 2014 our application to adjust the lease line at the South Ellwood field was deemed complete by the California State Lands Commission (“CSLC”). The application is subject to review by the CSLC under the California Environmental Quality Act (“CEQA”). In the first half of 2015 CSLC initiated efforts relating to the environmental impact review (“EIR”) and related report as required by CEQA.  The scope of the EIR includes evaluating a number of project alternatives.

Additionally, the EIR will evaluate the major environmental issues associated with the adjustment such as hazardous materials and risk of upset, air quality, greenhouse gases and a number of other issues.  We anticipate a draft of the EIR to be issued in the fall of 2015, but it could be longer. Our application may not be granted on the terms we request or at all.

In the Sockeye field, we focused capital spending in the first half of 2015 on advancing long lead-time projects and operational improvements.  As a result of the recently completed financing transactions, we have decided to proceed with drilling activities in 2015.  We are currently drilling one well off of Platform Gail into the M2 zone.  Additionally, we are preparing an engineering program for the drilling of one additional well into the M2 zone at Platform Gail.

With respect to our reversionary interest in the Hastings Complex CO2 project being developed by Denbury, in January 2013 Venoco notified Denbury that it was invoking the arbitration provisions contained in contracts relating to the project. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury’s enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco’s interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco’s position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. In May 2014 Venoco filed an opposition to Denbury’s petition and requested that the Texas District Court confirm the arbitration award. On February 11, 2015 the District Court granted Venoco’s motion to confirm the arbitration award. In March 2015, Denbury filed a motion for a new trial with the District Court which was denied.  Denbury appealed the case to the Texas Court of Appeals in May 2015.

Trends Affecting our Results of Operations

Oil and Natural Gas Prices.  Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our properties and value of our proved reserves, all of which depend in part upon those prices. We have sold all of our properties that produce primarily natural gas and therefore expect to have minimal exposure to changes in natural gas prices for the foreseeable future.

We follow the full cost method of accounting for our oil and gas properties.  In the second quarter of 2015, the results of our full cost “ceiling test” required us to recognize a before tax impairment of our oil and gas properties of $146 million. While this impairment did not impact cash flow from operating activities, it did reduce our earnings.  We will likely be required to recognize additional impairments of oil and gas properties in future periods if we continue to experience an extended period of low commodity prices, which will result in a downward adjustment to our estimated proved reserves and the associated present value of estimated future net revenues, or if we incur actual development costs in excess of the estimated costs used in preparing our reserve reports.

We employ a hedging strategy designed to reduce the variability in cash flows resulting from changes in commodity prices. As of June 30, 2015, we had hedge contract floors covering 4,595 barrels of oil per day for 2015. We have also secured hedge contracts for portions of our 2016 production. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions” for further details concerning our hedging activities.

Production.  Average BOE per day produced in the first half of 2015 was 5,285 compared to 6,612 for the fourth quarter of 2014. The reduction in production is due the sale of our West Montalvo properties and the effect of shutting in Platform Holly as a result of the pipeline spill.  Our 2015 capital spending has been allocated approximately 92% to our legacy Southern California fields and 8% to our onshore Monterey shale program. In light of current commodity prices and our need to preserve liquidity, we have substantially reduced our capital expenditure budget for 2015 relative to prior years. Due to these factors and natural production declines, we expect production to decline year over year from 2014.

Lease Operating Expenses.  Lease operating expenses (“LOE”) of $29.40 per BOE for the first half of 2015 were higher than our full year 2014 results of $26.77 per BOE. Lower production at the South Ellwood field contributed to higher LOE per BOE costs, as did the sale of the West Montalvo field.

Property and Production Taxes.  Property and production taxes of $4.35 per BOE for the first half of 2015 were higher than our full year 2014 results of $2.82 per BOE. We expect our 2015 property and production taxes to be higher on a per BOE basis than they were in 2014. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

General and Administrative Expenses.  General and administrative expenses were $14.32 per BOE (excluding non-cash share-based compensation charges of $0.18 per BOE) for the first half of 2015 compared to $8.39 per BOE for the full year 2014 (excluding non-cash share-based compensation decreases of $1.01 per BOE). During 2014 we implemented a reduction in work force program to reduce our overhead to be more reflective of the asset base we have following the Sacramento Basin and West Montalvo asset sales. Excluding share-based compensation charges and certain one-time charges, we expect our 2015 G&A costs to be less than they were in 2014, but, on a per BOE basis, to increase in 2015 compared to 2014 due to our lower expected production in 2015.

Depreciation, Depletion and Amortization (DD&A).  DD&A for the first half of 2015 was $16.78 per BOE compared to $16.31 per BOE for the full year 2014. We expect our 2015 DD&A to be similar on a per BOE basis compared to our 2014 results.

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

Income Tax Provision (Benefit).  We incurred losses before income taxes in 2008, 2009, and 2012, as well as tax losses in each of the tax years from 2008 through 2013.  These losses and expected future tax losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2014 and June 30, 2015 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

Our expectations with respect to future production rates, expenses and the other matters discussed above are subject to a number of uncertainties, including those discussed and referenced in “Risk Factors.” For example, with respect to future production rates, uncertainties include those associated with third party services, limitations on capital expenditures resulting from the terms of our debt agreements, the availability of drilling rigs, oil prices, events resulting in unexpected downtime, permitting issues and drilling success rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Production Volume(1):
Oil (MBbls)	681	396	1,336	911
Natural gas (MMcf)	231	118	500	278
MBOE(2)	720	416	1,419	957
Daily Average Production Volume:
Oil (Bbls/d)	7,484	4,337	7,381	5,028
Natural gas (Mcf/d)	2,538	1,303	2,762	1,544
BOE/d(2)	7,907	4,554	7,841	5,285
Oil Price per Bbl Produced (in dollars):
Realized price	$95.63	$49.50	$95.10	$43.09
Realized commodity derivative gain (loss) (4)	(6.65)	68.76	(6.03)	46.21
Net realized price	$88.98	$118.26	$89.07	$89.30
Natural Gas Price per Mcf (in dollars):
Realized price	$5.35	$3.04	$5.73	$3.12
Realized commodity derivative gain (loss)	—	—	—	—
Net realized price	$5.35	$3.04	$5.73	$3.12
Expense per BOE:
Lease operating expenses	$25.26	$31.75	$26.53	$29.40
Property and production taxes	3.15	4.87	2.82	4.35
Transportation expenses	0.07	0.11	0.07	0.10
Depreciation, depletion and amortization	16.38	17.39	16.19	16.78
Venoco:
General and administrative expense, net(3)	12.49	16.92	12.44	14.32
Interest expense	18.54	47.90	18.53	32.75
Denver Parent Corporation:
General and administrative expense, net(3)	12.60	12.43	12.68	14.39
Interest expense	30.23	71.13	30.22	52.53

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

(3)                                 Net of amounts capitalized.

(4)                                 Includes proceeds from the unwinding of our 2016 derivative contract with ABN AMRO of $15.6 million.

Comparison of Quarter Ended June 30, 2015 to Quarter Ended June 30, 2014

Oil and Natural Gas Sales.  Oil and natural gas sales decreased $47.2 million (71%) to $19.3 million in the second quarter of 2015 compared to $66.5 million in the second quarter of 2014. The decrease was due to lower oil and natural gas production, and lower oil prices, as described below.

Oil sales decreased by $46.3 million (71%) in the second quarter of 2015 to $19.0 million compared to $65.3 million in the second quarter of 2014. Oil production decreased by 42%, with production of 396 MBbls in the second quarter of 2015 compared to 681 MBbls in the second quarter of 2014. The decrease is due to the sale of our West Montalvo field in the fourth quarter of 2014, the effect of shutting in Platform Holly due to the pipeline spill and natural production declines.  Our average realized price for oil decreased $46.13 per Bbl (48%) from $95.63 per Bbl in the second quarter of 2014 to $49.50 per Bbl in the second quarter of 2015.

Natural gas sales decreased $0.8 million (67%) in the second quarter of 2015 to $0.4 million compared to $1.2 million in the second quarter of 2014. Natural gas production decreased by 49% in the second quarter of 2015, with production of 118 MMcf compared to 231 MMcf in the second quarter of 2014. The decrease is primarily due to the sale of our West Montalvo assets and the effect of shutting in Platform Holly due to the pipeline spill. Our average realized price for natural gas decreased $2.31 per Mcf (43%) from $5.35 per Mcf in the second quarter of 2014 to $3.04 per Mcf in the second quarter of 2015.

Other Revenues.  Other revenues stayed consistent at $0.5 million for both the second quarter of 2015 and the second quarter of 2014.

Lease Operating Expenses.  Lease operating expenses (“LOE”) decreased $5.0 million (27%) in the second quarter of 2015 to $13.2 million compared to $18.2 million in the second quarter of 2014. The decrease was primarily due to the sale of the West

Montalvo field in the fourth quarter of 2014, as well as lower lease operating expenses at the South Ellwood and Sockeye fields. On a per unit basis, LOE increased by $6.49 per BOE from $25.26 in the second quarter of 2014 to $31.75 in the second quarter of 2015.

Property and Production Taxes.  Property and production taxes decreased $0.3 million (13%) in the second quarter of 2015 to $2.0 million compared to $2.3 million in the second quarter of 2014. The decrease is primarily due to the sale of the West Montalvo field. On a per BOE basis, property and production taxes increased $1.72 per BOE to $4.87 in the second quarter of 2015 from $3.15 in the second quarter of 2014.

Depletion, Depreciation and Amortization (DD&A).  DD&A expense decreased $4.6 million (39%) to $7.2 million in the second quarter of 2015 compared to $11.8 million in the second quarter of 2014. The decrease was primarily due to the sale of the West Montalvo properties in the fourth quarter of 2014. DD&A expense on a per unit basis increased $1.01 per BOE to $17.39 per BOE for the second quarter of 2015 compared to $16.38 per BOE for the second quarter of 2014.

Impairment of oil and gas properties.  We recorded pre-tax impairment expense related to our oil and natural gas properties for the three months ended June 30, 2015 of $146 million as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of costs associated with our oil and natural gas properties that can be capitalized in our condensed consolidated balance sheets. The impairment expense for the three months ended June 30, 2015 was due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices. In 2014 we recorded an impairment of $0.8 million related to the abandonment of further efforts to evaluate expansion outside the U.S.A.

Accretion of Abandonment Liability.  Accretion expense decreased $0.1 million (17%) to $0.5 million in the second quarter of 2015 compared to $0.6 million in the second quarter of 2014.

General and Administrative (G&A).  The following table summarizes the components of Venoco’s general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2014	2015
General and administrative costs	$9,364	$9,985
Share-based compensation costs	473	(395)
One time general and administrative costs	3,024	—
General and administrative costs capitalized	(3,871)	(2,553)
General and administrative expense, net of amounts capitalized	$8,990	$7,037

Venoco G&A expenses decreased $2.0 million (22%) to $7.0 million in the second quarter of 2015 compared to $9.0 million in the second quarter of 2014. The decrease is due to lower employee related G&A costs as a result of the reduction in work force program introduced in 2014 to reduce our overhead to be more reflective of the asset base we have following the Sacramento Basin and West Montalvo asset sales. The 2014 one time G&A cost of $3.0 million was related to the write-off of deferred costs associated with a planned Master Limited Partnership offering which was aborted, and severance costs related to a G&A reduction.

Interest Expense.  For Venoco, interest expense increased $6.5 million (63%) to $19.9 million in the second quarter of 2015 compared to $13.4 million in the second quarter of 2014. The increase was primarily the result of increase in total outstanding borrowings. For DPC, interest expense increased $7.8 million (35%) to $29.6 million in the second quarter of 2015 compared to $21.8 million in the second quarter of 2014. The incremental difference of $9.7 million from Venoco’s total interest expense to DPC’s total consolidated interest expense was due to interest on DPC’s 12.25% / 13.00% senior PIK toggle notes and the amortization of the bond discount.

Amortization of Deferred Loan Costs.  For Venoco, amortization of deferred loan costs increased $0.6 million (71%) to $1.5 million in the second quarter of 2015 compared to $0.9 million in the second quarter of 2014. For DPC, amortization of deferred loan costs increased $0.7 million (63%) to $1.8 million in the second quarter of 2015 compared to $1.1 million in the second quarter of 2014. The increase in amortization of deferred loan costs is related to the costs associated with the new loan agreements which are amortized over the estimated lives of the agreements.

Loss (gain) on Extinguishment of Debt.  Venoco recognized a $67.5 million gain on extinguishment of debt as a result of the debt exchange that occurred in April 2015.

Commodity Derivative Losses (Gains), Net.  The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2014	2015
Realized commodity derivative losses (gains)	$4,530	$(26,312)
Unrealized commodity derivative losses (gains) for changes in fair value	14,380	36,017
Commodity derivative losses (gains), net	$18,910	$9,705

Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the second quarter of 2015 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, in the second quarter of 2015 $15.6 million of the realized gain was related to the settlement of our 2016 derivative contract with ABN AMRO. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

Income Tax Expense (Benefit).  Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended June 30, 2015 or 2014. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

Net Income (Loss).  For Venoco, net loss for the second quarter of 2015 was $119.8 million compared to the net loss of $8.7 million for the same period in 2014. For DPC, net loss for the second quarter of 2015 was $129.8 million compared to the net loss of $17.5 million for the same period in 2014. The changes between periods are the result of the items discussed above.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Oil and Natural Gas Sales.  Oil and natural gas sales decreased $90.0 million (70%) to $39.1 million in the first half of 2015 compared to $129.1 million in the first half of 2014. The decrease was due to lower oil and natural gas production, and lower oil prices, as described below.

Oil sales decreased by $88.0 million (70%) in the first half of 2015 to $38.2 million compared to $126.2 million in the first half of 2014. Oil production decreased by 32%, with production of 911 MBbls in the first half of 2015 compared to 1,336 MBbls in the first half of 2014. The decrease is primarily due to the sale of our West Montalvo field in the fourth quarter of 2014 and the effect of shutting in Platform Holly due to the pipeline spill and natural declines. Our average realized price for oil decreased $52.01 per Bbl (55%) from $95.10 per Bbl in the first half of 2014 to $43.09 per Bbl for the first half of 2015.

Natural gas sales decreased $2.0 million (70%) in the first half of 2015 to $0.9 million compared to $2.9 million in the first half of 2014. Natural gas production decreased by 44% in the first half of 2015, with production of 278 MMcf compared to 500 MMcf in the first half of 2014. The decrease is primarily due to the sale of our West Montalvo assets. Our average realized price for natural gas decreased $2.61 per Mcf (46%) from $5.73 per Mcf in the first half of 2014 to $3.12 per Mcf in the first half of 2015.

Other Revenues.  Other revenues increased $0.3 million (33%) in the first half of 2015 to $1.2 million compared to $0.9 million in the first half of 2014. The increase is primarily due to higher pipeline revenue in the first half of 2015.

Lease Operating Expenses.  Lease operating expenses (“LOE”) decreased $9.6 million (25%) in the first half of 2015 to $28.1 million compared to $37.7 million in the first half of 2014. The decrease was primarily due to the sale of the West Montalvo field in the fourth quarter of 2014, as well as lower lease operating expenses at the South Ellwood and Sockeye fields. On a per unit basis, LOE increased by $2.87 per BOE from $26.53 in the first half of 2014 to $29.40 in the first half of 2015 due to lower production at the South Ellwood field.

Property and Production Taxes.  Property and production taxes increased $0.1 million (3%) in the first half of 2015 to $4.1 million compared to $4.0 million in the first half of 2014. The increase is primarily due to higher property taxes from prior drilling results at our South Ellwood field. On a per BOE basis, property and production taxes increased $1.53 per BOE to $4.35 in the first half of 2015 from $2.82 in the first half of 2014.

Depletion, Depreciation and Amortization (DD&A).  DD&A expense decreased $6.9 million (30%) to $16.1 million in the first half of 2015 compared to $23.0 million in the first half of 2014. The decrease was primarily due to the sale of the Montalvo assets in the third quarter of 2014. DD&A expense on a per unit basis increased $0.59 per BOE to $16.78 per BOE for the first half of 2015 compared to $16.19 per BOE for the first half of 2014.

Impairment of oil and gas properties.  We recorded pre-tax impairment expense related to our oil and natural gas properties for the six months ended June 30, 2015 of $146 million as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of costs associated with our oil and natural gas properties that can be capitalized in our condensed consolidated balance sheets. The impairment expense for the six months ended June 30, 2015 was due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices. In 2014 we recorded an impairment of $0.8 million related to the abandonment of further efforts to evaluate expansion outside the U.S.A.

Accretion of Abandonment Liability.  Accretion expense decreased $0.2 million (17%) to $1.0 million in the first half of 2015 compared to $1.2 million in the first half of 2014.

General and Administrative (G&A).  The following table summarizes the components of Venoco’s general and administrative expense incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2015
General and administrative costs	$19,969	$19,113
Share-based compensation costs	3,118	(266)
One time general and administrative	3,024	—
General and administrative costs capitalized	(8,459)	(5,140)
General and administrative expense, net of amounts capitalized	$17,652	$13,707

Venoco G&A expenses decreased $4.0 million (23%) to $13.7 million in the first half of 2015 compared to $17.7 million in the first half of 2014. The decrease is due to lower employee related G&A costs as a result of the reduction in work force program introduced in 2014 to reduce our overhead to be more reflective of the asset base we have following the Sacramento Basin and West Montalvo asset sales. Share-based compensation costs decreased $3.4 million due to the 2.0 million unit decrease in the number of units outstanding from 6.0 million in the first half of 2014 to 4.0 million in the first half of 2015 and the per unit share price reduction of $11.22.

DPC incurred nominal G&A expenses during the first half of 2015 of $0.1 million.

Interest Expense.  For Venoco, interest expense increased $5.0 million (19%) to $31.3 million in the first half of 2015 compared to $26.3 million in the first half of 2014. The increase was primarily the result of higher total outstanding borrowings.  For DPC, interest expense increased $7.4 million (17%) to $50.3 million in the first half of 2015 compared to $42.9 million in the first half of 2014. The incremental difference of $19.0 million from Venoco’s total interest expense to DPC’s total consolidated interest expense was due to interest on DPC’s 12.25% / 13.00% senior PIK toggle notes and amortization of the bond discount.

Amortization of Deferred Loan Costs.  For Venoco, amortization of deferred loan costs increased $0.4 million (23%) to $2.1 million in the first half of 2015 compared to $1.7 million in the first half of 2014. For DPC, amortization of deferred loan costs increased $0.4 million (18%) to $2.6 million in the first half of 2015 compared to $2.2 million in the first half of 2014. The increase in amortization of deferred loan costs is related to the costs associated with the new loan agreements which are amortized over the estimated lives of the agreements.

Loss (gain) on Extinguishment of Debt.  Venoco recognized a $67.5 million gain on extinguishment of debt as a result of the debt exchange that occurred in April 2015.

Commodity Derivative Losses (Gains), Net.  The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2015
Realized commodity derivative losses (gains)	$8,055	$(40,262)
Unrealized commodity derivative losses (gains) for changes in fair value	8,760	37,062
Commodity derivative losses (gains), net	$16,815	$(3,200)

Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the first half of 2015 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, in the first half of 2015, $15.6 million of the realized gain was related to the settlement of our 2016 derivative contract with ABN AMRO. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

Income Tax Expense (Benefit).  Due to our valuation allowance, there was no income tax expense (benefit) recorded for the six month periods ended June 30, 2015 or 2014. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

Net Income (Loss).  For Venoco, net loss for the first half of 2015 was $131.6 million compared to the net income of $0.8 million for the same period in 2014. For DPC, net loss for the first half of 2015 was $151.2 million compared to the net loss of $16.6 million for the same period in 2014. The changes between periods are the result of the items discussed above.

Liquidity and Capital Resources

Venoco’s primary sources of liquidity are cash generated from our operations and proceeds from debt transactions. In addition, Venoco has commodity derivative positions with a net asset value of $39.2 million as of June 30, 2015. If unwound, these positions could provide an additional source of liquidity subject to the commodity price environment at the relevant time. Venoco unwound one position on April 2, 2015, which hedged 1,715 barrels per day of our 2016 oil production, receiving proceeds of $15.6 million. DPC’s primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Cash (used in) provided by operating activities	$30,857	$11,192	$15,209	$11,123
Cash (used in) provided by investing activities	(52,357)	(5,616)	(52,357)	(5,616)
Cash (used in) provided by financing activities	20,737	92,978	24,533	92,978

Net cash provided by operating activities for Venoco was $11.2 million in the first half of 2015 compared to net cash provided by operating activities of $30.9 million in the 2014 period. Cash flows provided by operating activities in the first half of 2015 as compared to cash flows provided by operating activities in the first half of 2014 were impacted by the lower oil prices, lower oil and natural gas production, and the effect of shutting in Platform Holly due to the pipeline spill.

Net cash provided by operating activities for DPC was $11.1 million in the first half of 2015 compared to $15.2 million provided in the 2014 period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

Net cash used in investing activities for Venoco and DPC was $5.6 million in the first half of 2015 compared to net cash used by investing activities of $52.4 million in the 2014 period. The primary investing activities in the first half of 2015 were $7.3 million in capital expenditures on oil properties related to our capital expenditure program, partially offset by $1.8 million received from the final settlement from the sale of Montalvo and certain other assets. The primary investing activities in the first half of 2014 were $52.0 million in capital expenditures on oil properties related to our capital expenditure program.

Net cash provided by financing activities for Venoco was $92.9 million in the first half of 2015 compared to net cash provided by financing activities of $20.7 million during the 2014 period. The primary financing activities in the first half of 2015 were borrowings of $340 million and payments of $155 million. The primary financing activities in the first half of 2014 were borrowings of $132.0 million payments of $107 million and a dividend paid to DPC of $3.9 million.

Net cash provided by financing activities for DPC was $92.9 million in the first half of 2015 compared to net cash provided by financing activities of $24.5 million during the 2014 period.

Capital Resources and Requirements

Our current 2015 capital expenditure budget is $33 million. This amount is substantially less than it has been in past years and is reflective of current market and economic conditions. We previously expected our 2015 capital expenditures to be devoted primarily to operational improvements, regulatory, health, safety and environmental compliance and progressing other long lead-time projects. However, as a result of the recently completed series of financing transactions which reduced our near-term cash interest expense, and provided us with flexibility and additional liquidity to advance longer term projects, we have decided to proceed with drilling activities in 2015.  We are currently drilling one well off of Platform Gail at the Sockeye field into the M2 zone. Additionally we are preparing an engineering program for the drilling of one additional well into the M2 zone at Platform Gail.

The aggregate levels of capital expenditures in 2015, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting matters, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. Our other principal anticipated uses of cash are ongoing operating expenses and interest payments on our indebtedness. Historically, we have used funds from operations and borrowings under our revolving credit facility as our primary sources of liquidity. We project that cash flow from operations and cash on hand resulting from our recent financing transactions will be sufficient to fund our planned capital expenditures and ongoing operations in 2015.

We are currently pursuing a number of actions to improve our balance sheet. We cannot assure you that any initiatives will be successful. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, and the possibility of an unexpected interruption in production.

In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% /13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. Venoco’s agreements permit it to pay dividends to DPC in certain circumstances. We do not expect these criteria to be met in 2015. The February 2015 interest payment on DPC’s notes was made 100% in kind, and we expect to continue making interest payments 100% in kind for the foreseeable future.

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

The additional indebtedness we incurred in connection with and after the going private transaction, significant decreases in the price of oil and various operational issues have increased the debt- and liquidity-related risks we face, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to further adverse changes in commodity prices and other unfavorable economic conditions. Prior to the termination of Venoco’s revolving credit facility, we were required to obtain numerous amendments to and waivers from the lenders under the facility as a result of anticipated or actual breaches of the covenants in the facility. We may be forced to seek similar amendments or waivers from current or future lenders, and there is no assurance that we will be able to obtain them in a timely manner or at all. We are currently exploring additional deleveraging efforts and have significantly curtailed our planned capital expenditures for 2015 relative to prior years. There can be no assurance that our deleveraging efforts will be successful.

Off-Balance Sheet Arrangements

At June 30, 2015, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

As of June 30, 2015, DPC’s “Adjusted Consolidated Net Tangible Assets,” as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $880 million.

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

This section also provides information about our interest rate risk. See “—Interest Rate Risk.”

Commodity Derivative Transactions

Commodity Derivative Agreements.  As of June 30, 2015, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent (“Brent”) (oil).

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00/$100.00
January 1 - December 31, 2016:
Swap	1,715	$96.00

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of June 30, 2015 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of America	Brent	1,000	$90.00/$98.00	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,675	$90.00/$98.15	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	460	$90.00/$108.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	460	$100.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	1,715	$96.00	Jan 1, 16 - Dec 31, 16

In April 2015, Venoco unwound one position, which hedged 1,715 barrels per day of our 2016 oil production receiving proceeds of $15.6 million.

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

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of June 30, 2015, the fair value of our commodity derivatives was a net asset of $39.2 million.

Interest Rate Risk

We are subject to interest rate risk with respect to amounts borrowed under the Term Loan facility because those amounts bear interest at a variable rate. The interest rates associated with our secured and senior notes are fixed for the term of the notes.

See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2015.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Venoco’s and DPC’s principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation, those officers believe that:

•                  our disclosure controls and procedures (including those of both Venoco and DPC) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•                  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

On August 1, 2015 Joel Reed and Rick Walker, both members of the Audit Committee, resigned their positions with the committee and the board.  Consequently, the Company no longer has any independent directors. We are currently evaluating the effects of their departure on our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the Venoco / DPC Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.  EXHIBITS

Exhibit Number	Exhibit
10.1	Employment Agreement, dated May 1, 2015, by and between Venoco, Inc. and Scott M. Pinsonnault.

31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2015

VENOCO, INC.

By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer

By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2015

DENVER PARENT CORPORATION

By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer

By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer