Form 10-Q
period 2015-09-30
DENVER PARENT Corp; Venoco, Inc.
filed 2015-11-12
CIK 1588242, 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,2015
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:

Denver Parent Corporation 333‑191602

Venoco, Inc. 001-33152

Denver Parent Corporation

Venoco, Inc.

Delaware Delaware (State or other jurisdiction of incorporation or organization)	46-0821005 77-0323555 (I.R.S. Employer Identification Number)
370 17th Street, Suite 3900 Denver, Colorado (Address of principal executive offices)	80202‑1370 (Zip Code)

Registrant’s telephone number, including area code: (303) 626‑8300

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Venoco, Inc.	YES ☒	NO ☐
Denver Parent Corporation	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Venoco, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Denver Parent Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Venoco, Inc.	YES ☐	NO ☒
Denver Parent Corporation	YES ☐	NO ☒

As of November 12, 2015, there were 30,297,459 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, Venoco’s future ability to pay cash dividends and Venoco’s and Denver Parent Corporation’s compliance with obligations under their respective debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and in the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and the Venoco, Inc. / Denver Parent Corporation Annual Report on Form 10-K for the year ended December 31, 2014 and such things as:

•	changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

•	adverse conditions in global credit markets and in economic conditions generally;

•	risks relating to the concentration of our properties in a limited number of areas in California;

•	risks related to our indebtedness and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

•	our ability to replace oil and natural gas reserves;

•	risks arising out of our hedging transactions;

•	our inability to access oil and natural gas markets due to operational impediments, including as a result of the shutdown of the pipeline that transports production from Platform Holly;

•	uninsured or underinsured losses in, or operational problems affecting, our operations;

•	variable nature and uncertainty in reserve estimates and expected production rates;

•	risks associated with litigation, arbitration or other legal proceedings that we are involved in, including the costs of participating in those proceedings and the risk of adverse outcomes;

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

•

the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico, from the Dodd-Frank Wall Street Reform and Consumer Protection Act or its implementing regulations, from regulations relating to greenhouse gas emissions and possible regulatory responses to the spill that resulted in the shutdown of the pipeline that transports Platform Holly production;

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT

CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 30,2015

PART I.	FINANCIAL INFORMATION	4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets at December 31, 2014 and September 30,2015	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,2014 and the Three and Nine Months Ended September 30,2015	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30,2015	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,2014 and the Nine Months Ended September 30,2015	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

			Denver Parent
	Venoco, Inc.		Corporation
	December 31,	September 30,	December 31,	September 30,
	2014	2015	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$94,708	$15,656	$94,840
Restricted funds	—	79,588	—	79,588
Accounts receivable	14,912	9,979	14,912	9,979
Inventories	3,370	3,329	3,370	3,329
Other current assets	4,715	4,088	4,721	4,089
Commodity derivatives	48,298	37,240	48,298	37,240
Total current assets	86,750	228,932	86,957	229,065
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,866,415	1,888,417	1,866,415	1,888,417
Unproved	8,360	8,536	8,360	8,536
Accumulated depletion	(1,400,738)	(1,757,603)	(1,400,738)	(1,757,603)
Net oil and gas properties	474,037	139,350	474,037	139,350
Other property and equipment, net of accumulated depreciation and amortization of $14,566 and $14,787 at December 31, 2014 and September 30, 2015, respectively	14,477	13,366	14,477	13,366
Net property, plant and equipment	488,514	152,716	488,514	152,716
OTHER ASSETS:
Commodity derivatives	29,793	6,558	29,793	6,558
Deferred loan costs	7,128	11,353	11,614	14,625
Other	4,069	4,277	4,069	4,277
Total other assets	40,990	22,188	45,476	25,460
TOTAL ASSETS	$616,254	$403,836	$620,947	$407,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,535	$24,188	$20,535	$24,188
Interest payable	17,329	8,814	17,329	8,814
Share-based compensation	2,236	191	2,236	191
Total current liabilities	40,100	33,193	40,100	33,193
LONG-TERM DEBT	565,000	691,389	840,065	995,565
ASSET RETIREMENT OBLIGATIONS	30,351	33,076	30,351	33,076
SHARE-BASED COMPENSATION	648	463	648	463
Total liabilities	636,099	758,121	911,164	1,062,297
COMMITMENTS AND CONTINGENCIES (note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and 100,000,000 shares for DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2014 and September 30, 2015; 30,297,459 DPC shares issued and outstanding at December 31, 2014 and September 30, 2015)	299	299	303	303
Additional paid-in capital	285,120	285,616	73,902	74,398
Retained earnings (accumulated deficit)	(305,264)	(640,200)	(364,422)	(729,757)
Total stockholders’ equity (deficit)	(19,845)	(354,285)	(290,217)	(655,056)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$616,254	$403,836	$620,947	$407,241

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2014	2015	2014	2015	2014	2015	2014	2015
REVENUES:
Oil and natural gas sales	$57,242	$10,646	$186,343	$49,712	$57,242	$10,646	$186,343	$49,712
Other	609	508	1,544	1,730	609	508	1,544	1,730
Total revenues	57,851	11,154	187,887	51,442	57,851	11,154	187,887	51,442
EXPENSES:
Lease operating expense	18,225	12,955	55,878	41,093	18,225	12,955	55,878	41,093
Production and property taxes	2,124	747	6,130	4,906	2,124	747	6,130	4,906
Transportation expense	51	54	157	147	51	54	157	147
Depletion, depreciation and amortization	11,759	4,260	34,729	20,315	11,759	4,260	34,729	20,315
Impairment	—	191,800	817	337,830	—	191,800	817	337,830
Accretion of asset retirement obligations	629	525	1,852	1,536	629	525	1,852	1,536
General and administrative, net of amounts capitalized	1,352	5,890	19,004	19,597	1,403	5,890	19,394	19,666
Total expenses	34,140	216,231	118,567	425,424	34,191	216,231	118,957	425,493
Income (loss) from operations	23,711	(205,077)	69,320	(373,982)	23,660	(205,077)	68,930	(374,051)
FINANCING COSTS AND OTHER:
Interest expense, net	13,635	18,711	39,926	50,048	22,613	28,885	65,502	79,158
Amortization of deferred loan costs	887	973	2,583	3,060	1,151	1,656	3,338	4,280
Loss (gain) on extinguishment of debt	—	—	—	(67,515)	—	—	—	(67,515)
Commodity derivative losses (gains), net	(30,336)	(21,439)	(13,521)	(24,639)	(30,336)	(21,439)	(13,521)	(24,639)
Total financing costs and other	(15,814)	(1,755)	28,988	(39,046)	(6,572)	9,102	55,319	(8,716)
Income (loss) before income taxes	39,525	(203,322)	40,332	(334,936)	30,232	(214,179)	13,611	(365,335)
INCOME TAX PROVISION (BENEFIT)	—	—	—	—	—	—	—	—
Net income (loss)	$39,525	$(203,322)	$40,332	$(334,936)	$30,232	$(214,179)	$13,611	$(365,335)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2014	29,936	299	285,120	(305,264)	(19,845)
Excess of share-based compensation expense recognized over payments made	—	—	496	—	496
Net income (loss)	—	—	—	(334,936)	(334,936)
BALANCE AT SEPTEMBER 30, 2015	29,936	$299	$285,616	$(640,200)	$(354,285)

DENVER PARENT CORPORATION AND SUBSIDIARIES

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2014	30,297	303	73,902	(364,422)	(290,217)
Excess of share-based compensation expense recognized over payments made			496	—	496
Net income (loss)	—	—	—	(365,335)	(365,335)
BALANCE AT SEPTEMBER 30, 2015	30,297	$303	$74,398	$(729,757)	$(655,056)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,332	$(334,936)	$13,611	$(365,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	34,729	20,315	34,729	20,315
Impairment	817	337,830	817	337,830
Accretion of asset retirement obligations	1,852	1,536	1,852	1,536
Share-based compensation	1,601	496	1,601	496
Interest paid-in-kind	—	9,105	16,916	36,892
Amortization of deferred loan costs	2,583	3,060	3,338	4,280
Loss (gain) on extinguishment of debt	—	(67,515)	—	(67,515)
Amortization of bond discounts and other	—	2,848	809	4,170
Unrealized commodity derivative (gains) losses and amortization of premiums	(22,931)	34,293	(22,931)	34,293
Changes in operating assets and liabilities:
Accounts receivable	4,869	4,933	5,030	4,933
Inventories	1,317	41	1,317	41
Other current assets	112	511	40	511
Other assets	1,815	(208)	1,815	(208)
Accounts payable and accrued liabilities	(8,128)	(9,335)	(19,884)	(9,335)
Share-based compensation liabilities	(24,348)	(2,230)	(24,348)	(2,230)
Net premiums paid on derivative contracts	—	—	—	—
Net cash provided by operating activities	34,620	744	14,712	674
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(75,836)	(16,125)	(75,836)	(16,125)
Acquisitions of oil and natural gas properties	(38)	(15)	(38)	(15)
Expenditures for other property and equipment	(512)	(169)	(512)	(169)
Proceeds provided by sale of oil and natural gas properties	—	1,846	—	1,846
Net cash (used in) investing activities	(76,386)	(14,463)	(76,386)	(14,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	182,000	340,000	182,000	340,000
Principal payments on long-term debt	(122,000)	(155,000)	(122,000)	(155,000)
Payments for deferred loan costs	(371)	(14)	(496)	(14)
Debt issuance costs	—	(12,426)	—	(12,426)
Increase in restricted cash	—	(79,588)	—	(79,588)
Dividend to Denver Parent Corporation	(3,905)	—	—	—
Net cash provided by (used in) financing activities	55,724	92,972	59,504	92,972
Net (decrease) increase in cash and cash equivalents	13,958	79,253	(2,170)	79,183
Cash and cash equivalents, beginning of period	828	15,455	17,336	15,656
Cash and cash equivalents, end of period	$14,786	$94,708	$15,166	$94,840
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$51,172	$44,277	$70,749	$44,277
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(3,823)	$6,096	$(3,823)	$6,096
Excess of share-based compensation expense recognized over payments made	$—	$496	$—	$496

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

Basis of Presentation  In 2011, Venoco’s board of directors received a proposal from its then‑chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. On October 3, 2012, Mr. Marquez and certain of his affiliates, including DPC, completed the going private transaction and acquired all of the outstanding stock of Venoco. As a result, Venoco’s common stock is no longer publicly traded and Venoco is a wholly owned subsidiary of DPC. DPC is majority‑owned and controlled by Mr. Marquez and his affiliates.

This Quarterly Report on Form 10‑Q is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

The unaudited condensed consolidated financial statements include the accounts of DPC and its subsidiaries, and Venoco and its subsidiaries. All such subsidiaries are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in the financial statements. The Annual Report on Form 10‑K for the year ended December 31, 2014 for Venoco and DPC includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Liquidity The additional indebtedness that  the Company  incurred  in connection with and following the going private  transaction has increased  debt-and liquidity-related risks. We have undertaken a variety of measures to reduce our indebtedness, including sales of our Sacramento Basin and West Montalvo properties for an aggregate price of approximately $450 million.  However, our deleveraging efforts have been impacted by various operational issues, including an extended shutdown of the pipeline that transports our South Ellwood field production in 2014 and an additional extended shutdown of the same pipeline resulting from a spill that occurred in the second quarter of 2015. Our deleveraging efforts have also been affected by the dramatic decline in the price of oil that occurred over the second half of 2014 and continuing low prices in 2015. As a result of the debt restructuring transaction in April 2015 (see note 2), Venoco’s revolving credit facility was terminated.  However, prior to that termination, the Company was required to obtain numerous amendments to and waivers from the lenders under the facility as a result of these factors. We may be forced to seek further amendments or waivers from current or future lenders, and there is no assurance that we will be able to obtain them in a timely manner or at all.  The April 2015 debt transactions resulted in an increase in our overall indebtedness, but improved our near term liquidity.  We are currently exploring additional deleveraging efforts and our planned capital expenditures for 2015 are significantly reduced relative to prior years.  However, there can be no assurance that any deleveraging efforts will be successful or that we will be able to maintain adequate liquidity and compliance with our debt and other obligations.

Income Taxes The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year‑to‑date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

As of December 31, 2014, DPC  has net operating loss carryovers  ("NOLs") of $499 million for federal  income  tax purposes and $459 million for financial reporting  purposes,  and Venoco  has net NOLs as of December 31, 2014 of $418 million for federal  income  tax purposes  and $377 million for financial reporting  purposes. The difference  between  the federal  income  tax NOLs and the financial reporting  NOLs of $40 million for DPC relates  to tax deductions for compensation expense  for financial reporting  purposes  for which the benefit  will not be recognized  until the related  deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2034.

Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as tax losses in each of the tax years from 2008 through 2013. DPC has incurred losses before income taxes in 2008, 2009, 2012, 2013 and 2014 as well as taxable losses in each of the tax years from 2008 through 2014. These  losses and expected  future  taxable losses were a key consideration that  led each of Venoco  and DPC  to provide  a full valuation  allowance  against  its net deferred tax assets as of December 31, 2014 and September 30, 2015, since it cannot  conclude  that  it is more  likely than  not that  its net deferred tax assets will be fully realized  on future  income  tax returns.

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

Oil and Gas Properties The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and the related deferred income taxes, may not exceed this "ceiling." The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved and unevaluated properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying consolidated statements of operations.

At September 30, 2015, capitalized costs exceeded the ceiling and the Company recorded an impairment of oil and gas properties of $192 million for the quarter ended September 30, 2015. During the nine months ended September 30, 2015, the company recorded impairment of $338 million.  The impairment was primarily due to continued low commodity prices, which resulted in a reduction of the discounted present value of the Company's proved oil and natural gas reserves.  We will likely be required to recognize additional impairments of oil and gas properties in future periods if we continue to experience an extended period of low commodity prices, which will result in a downward adjustment to our estimated proved reserves and the associated present value of estimated future net revenues, or if we incur actual development costs in excess of the estimated costs used in preparing our reserve reports.

Reclassifications  Certain amounts in prior years footnotes to the financials statements have been reclassified to the 2015 presentation. Reclassified amounts were not material to the financial presentation.

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

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Associated with Line-of-Credit Arrangements” (“ASU 2015-15”).  ASU 2015-15 addresses debt issuance costs associated with line-of-credit arrangements by allowing an entity to defer and present such debt issuance costs as an asset regardless of whether there are any outstanding borrowings under the line-of-credit arrangement.  ASU 2015-15 is applied retrospectively and is effective for the Company beginning on January 1, 2016.  The Company does not believe the adoption of ASU 2015-15 will have a material impact on its financial position, results of operations or cash flows.

2. DEBT

As of the dates indicated, the Company’s long‑term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31,	September 30,	December 31,	September 30,
	2014	2015	2014	2015
Venoco revolving credit agreement due March 2016	$65,000	$—	$65,000	$—
Venoco 8.875% senior notes due February 2019	500,000	308,222	500,000	308,222
First lien secured 12% notes due February 2019	—	175,000	—	175,000
Second lien secured 8.875% / 12% PIK notes due February 2019(1)	—	133,843	—	133,843
Term loan facility due December 2017(2)	—	74,324	—	74,324
DPC 12.25% / 13.00% senior PIK toggle notes due August 2018(3)	—	—	275,065	304,176
Total long-term debt	565,000	691,389	840,065	995,565

(1)	Amounts are net of $25.6 million unamortized discount at September 30, 2015

(2)	Amounts are net of $0.7 million unamortized discount at September 30, 2015.

(3)	Amounts are net of $4.6 million and $5.4 million unamortized discount at September 30, 2015 and December 31, 2014, respectively.

The Company recently completed a series of financing transactions in response to its indebtedness and liquidity situation.  On April 2, 2015, Venoco entered into agreements relating  to three new debt instruments: (i) first lien senior  secured  notes  with an aggregate  principal  amount  of $175 million (the " first lien secured  notes "), (ii) second  lien senior  secured  notes  with an aggregate  principal  amount  of $150 million (the " second lien secured  notes ") and (iii) a $75 million cash collateralized senior secured credit facility (the “term loan facility”).  The term loan facility was refinanced on June 11, 2015. Approximately $72 million of proceeds from the issuance of the first lien secured notes and the term loan facility were used to repay all amounts outstanding under Venoco’s revolving credit facility, which was then terminated. The second  lien secured  notes  were issued in exchange  for $194 million aggregate  principal  amount  of, and accrued  interest  on, Venoco’s outstanding 8.875% senior  notes  due 2019. The term loan facility was refinanced on June 11, 2015 with a new $75 million secured term loan facility (the “new term loan facility”).  The terms of the new debt instruments are summarized below. These transactions increased the Company’s indebtedness overall, but reduced its near-term cash interest expense and provided it with flexibility and additional liquidity that it intends to use to advance longer term projects.

The following summarizes the terms of the agreements governing the Company’s debt outstanding as of September 30, 2015.

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

Second lien secured notes. The second lien secured notes bear interest at 8.875% if paid in cash or 12% if paid in kind. Interest may be paid in cash or in kind, at Venoco's option, for semiannual interest periods commencing within 24 months following issuance. After the initial 24 month period, interest is payable in cash, but may become payable entirely in cash earlier upon the occurrence of certain events. The second lien secured notes mature in February 2019. The indenture governing the second lien secured notes includes covenants, and exceptions thereto, substantially similar to those set forth in the indenture governing the first lien secured notes. Venoco's obligations under the notes are guaranteed by Venoco's subsidiaries that guarantee the first lien secured notes and are secured by a second priority lien on the same assets securing its obligations under the first lien secured notes. Venoco may redeem the second lien secured notes on the same terms as the existing 8.875% senior notes.

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

Venoco 8.875% Senior Notes.  In February 2011, Venoco issued $500 million in 8.875% senior notes due in February 2019 at par. The notes pay interest semi‑annually in arrears on February 15 and August 15 of each year. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco’s ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

As part of the April 2, 2015 debt restructuring, $192 million of the 8.875% senior notes were redeemed and $2 million of accrued interest was extinguished. As of September 30, 2015, $308 million 8.875% senior notes are still outstanding.

DPC 12.25% / 13.00% Senior PIK Toggle Notes.  In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due August 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For  each interest period  after  the initial interest  period  (other  than  for the final interest  period  ending  at the stated maturity,  which will be paid in cash), DPC  will, in certain  circumstances,  be permitted to pay interest on the notes  by increasing  the principal  amount  of the notes  or issuing new notes  (collectively, “PIK interest”). Cash interest on the notes accrues at the rate of 12.25% per annum.  PIK interest on the notes accrues at the rate of  13.00% per annum until the next payment of cash interest.  The August 2014 interest payment was paid 25% in cash and 75% PIK interest, and the February and August 2015 interest payments were paid entirely as PIK interest.  DPC  is a holding  company that  owns no material  assets other  than  stock of Venoco;  accordingly, it will be able to pay cash interest  on its notes  only to the extent  that  it receives cash dividends  or distributions  from Venoco.  The notes are not currently guaranteed by any of DPC’s subsidiaries.  DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes  are senior unsecured obligations  and contain  operational covenants  that,  among  other  things, limit the Company’s ability to make  investments,  incur additional indebtedness, issue preferred stock, pay dividends,  repurchase stock, create  liens or sell assets.

The Company accounted for the April 2015 second lien secured note debt exchange as a debt extinguishment. The Company recognized a gain of $68 million on the exchange, which is net of the write off of $4.5 million associated with debt issuances costs related to the Venoco’s revolving credit facility and 8.875% notes.  The gain is composed of $44 million related to the extinguishment plus an additional $28 million due to the difference between the carrying value and the fair value of the second lien notes on the date of the exchange. The $28 million was accounted for as a discount on the second lien note and will be amortized over the life of the debt through interest expense.  The gain is recorded in ‘Loss (gain) on extinguishment of debt’ in the condensed consolidated statements of operations (unaudited).

The Company was in compliance with all debt covenants at September 30, 2015.

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Agreements.  The Company utilizes swap and collar agreements in an effort to hedge the effect of commodity price changes on its cash flows. The objective of the Company’s hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future cash flows from favorable price movements.  The Company may, from time to time, opportunistically restructure existing derivative  contracts  or enter  into new transactions to effectively modify the terms  of current  contracts  in order  to improve  the pricing parameters in existing contracts  or realize  the current  value of the Company’s existing positions.  The Company  may use the proceeds  from such transactions to secure  additional  contracts  for periods  in which the Company  believes it has additional  unmitigated commodity  price risk or for other  corporate purposes.

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

The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Realized commodity derivative losses (gains)	$1,355	$(16,840)	$9,410	$(58,932)
Unrealized commodity derivative losses (gains) for changes in fair value	(31,691)	(4,599)	(22,931)	34,293
Commodity derivative losses (gains), net	$(30,336)	$(21,439)	$(13,521)	$(24,639)

As of September 30, 2015, the Company had entered into certain swap and collar agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent (“Brent”).

	Oil (Brent)
		Weighted Avg.
	Barrels/day	Prices per Bbl
January 1 - December 31, 2015:
Swaps	460	$100.40
Collars	4,135	$90.00	/	$100.00
January 1 - December 31, 2016:
Swaps	1,715	$96.00

In connection with the debt transaction that occurred in April 2015 Venoco unwound its 2016 derivative contract with ABN AMRO which hedged 1,715 bbls of our 2014 oil production. As a result we received $15.6 million in proceeds which contributed to the nine months ended September 30, 2015 realized gain of $58.9 million.

Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 are summarized below. The net fair value of the Company’s derivatives decreased by $34.3 million from a net asset of $78.1 million at December 31, 2014 to a net asset of $43.8 million at September 30, 2015, primarily due to (i) changes in the futures  prices for oil, which are used in the calculation  of the fair value of commodity derivatives, (ii) settlement of commodity  derivative  positions  during  the current  period  and (iii) changes to the Company’s commodity  derivative  portfolio  in 2015. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company’s derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts.  The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes.  The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31,	September 30,
	2014	2015
Current Assets—Commodity derivatives:
Oil derivative contracts	$48,298	$37,240
Noncurrent Assets—Commodity derivatives:
Oil derivative contracts	29,793	6,558
Net derivative asset	$78,091	$43,798

4. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended
	September 30,
	2014	2015
Asset retirement obligations at beginning of period	$38,182	$30,851
Revisions of estimated liabilities	(594)	1,789
Liabilities incurred or acquired	221	—
Liabilities settled or disposed	(599)	—
Accretion expense	1,852	1,536
Asset retirement obligations at end of period	39,062	34,176
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,100)
Long-term asset retirement obligations	$38,562	$33,076

The difference between the ending balance as of September 30, 2014 and the beginning balance 2015 is a result of the sale of the West Montalvo field.

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

5. SHARE‑BASED PAYMENTS

The Company has granted cash settlement or liability awards to officers, directors and certain employees of the Company including rights‑to‑receive awards (RTR), restricted share unit awards (RSUs), share appreciation rights (SARs) and ESOP restricted share units. The Company measures its liability awards based on the award’s fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are compensation cost in the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 (in thousands).

				Fair Value
				as of
				September 30,
	Level 1	Level 2	Level 3	2015
Assets (Liabilities):
Commodity derivative contracts	$—	$43,798	$—	$43,798
Share-based compensation	—	—	(556)	(556)

Derivative instruments. The Company’s commodity derivative instruments consist primarily of swaps and collars for oil. The Company  values the derivative  contracts  using industry  standard models,  based  on an income  approach, which considers  various assumptions  including  quoted  forward  prices and contractual prices for the underlying  commodities,  time value and volatility factors, as well as other  relevant economic  measures.  Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy.  The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

Share‑based compensation.    The Company’s current  share-based compensation liability includes  a liability for restricted  share  unit awards (RSUs),  share  appreciation rights (SARs)  and employee  stock ownership  plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares.  Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs.  The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company’s estimate  of the value of DPC  shares  is highly dependent on commodity  prices, cost assumptions,  discount  rates,  oil and natural  gas proved  reserves,  overall market  conditions  and the identification of companies  and transactions that  are comparable to the Company’s operations and reserve  characteristics.  While some inputs  to the Company’s calculation  of fair value of DPC  shares  are from published  sources,  others,  such as reserve  values, the discount  rate  and expected  future  cash flows, are derived  from the Company’s own calculations  and estimates.  Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

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

The following table summarizes the changes in fair value of financial assets (liabilities), which represent primarily share-based compensation liabilities, designated as Level 3 in the valuation hierarchy (in thousands):

	Nine Months Ended
	September 30,
	2014	2015
Fair value liability, beginning of period	$(20,928)	$(1,038)
Transfers into Level 3(1)	(5,507)	(589)
Transfers out of Level 3(2)	5,555	566
Change in fair value of Level 3	9,322	505
Fair value liability, end of period	$(11,558)	$(556)

(1)

The transfers into Level 3 liability during the first nine months of 2015 and 2014 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)

The transfers out of Level 3 liability during the first nine months of 2015 and 2014 relate to cash settlements of RSU grants, and forfeitures of RSU and SAR grants as a result of employee terminations.

Fair Value of Financial Instruments.    The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt.  The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities.  The carrying amount of Venoco’s revolving credit facility and the term loan facility approximated fair value because the interest rates of these facilities were variable. The fair value of the Venoco senior notes and the DPC senior PIK toggle notes listed in the table below was derived from available market data (Level 1).  We used available market data and valuation techniques (Level 2) to estimate the fair value of the first lien and second lien notes. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2014		September 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Venoco:
Revolving credit agreement	$65,000	$65,000	$—	$—
Venoco 8.875% senior notes due February 2019	500,000	262,000	308,222	57,021
First lien secured 12% notes due February 2019	—	—	175,000	141,210
Second lien secured 8.875% / 12% PIK notes due February 2019	—	—	133,843	87,072
Term loan facility due December 2017	—	—	74,324	74,324
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes	275,065	120,369	304,176	14,633

Assets and Liabilities Measured on a Non‑recurring Basis.  The Company uses fair value to determine the value of its asset retirement obligations (“ARO”) at the point of inception. The inputs used to determine such fair value under the expected present value technique are primarily based upon internal estimates prepared by reservoir engineers for costs of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties and would be classified as Level 3 inputs.

7. CONTINGENCIES

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

Delaware Litigation— In August  2011 Timothy  Marquez,  the then-Chairman and CEO  of Venoco, submitted  a nonbinding  proposal  to the board  of directors  of Venoco  to acquire  all of the shares  of Venoco  he did not beneficially own for $12.50 per share  in cash (the “Marquez Proposal”). As a result of that  proposal, five lawsuits were filed in the Delaware  Court  of Chancery  in 2011 against  Venoco and each of its directors  by shareholders alleging that Venoco  and its directors  had breached  their fiduciary duties to the shareholders in connection with the Marquez  Proposal.  On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants Venoco and each of its directors.  In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that  the court  determine among  other  things that  (i) the merger  consideration is inadequate and the Merger  Agreement was entered into in breach  of the fiduciary duties  of the defendants and is therefore unlawful and unenforceable and (ii) the merger  should  be rescinded  or in the alternative, the class should  be awarded  damages  to compensate them  for the loss as a resulting from of the breach  of fiduciary duties  by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit.  Trial is expected to occur in 2016.

Denbury Arbitration— In January  2013 Venoco  and its wholly owned subsidiary, TexCal Energy South  Texas, L.P. (“TexCal”), notified  Denbury  Resources, Inc. through  its subsidiary Denbury Onshore, LLC (“Denbury”) that  it was invoking the arbitration provisions contained in contracts between  TexCal and Denbury  pursuant to which TexCal conveyed its interest  in the Hastings  Complex to Denbury  and retained a reversionary  interest.  Denbury is obligated to convey the reversionary interest to TexCal at “payout” as defined in the contracts.  The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury’s enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex.  In December 2013, the three judge arbitration panel unanimously agreed with Venoco’s position.  In January 2014 Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2. In March 2014 the Arbitration Panel  modified  its original  award consistent  with the Company’s position  and awarded  the Company  approximately  $1.8 million in attorneys’  fees and costs incurred  in the arbitration. In late March 2014 Denbury appealed the arbitration ruling to the District Court for Harris County, Texas asking the court to vacate the arbitration award. On February 11, 2015 the District Court granted Venoco’s motion to confirm the arbitration award. In March 2015, Denbury filed a motion for a new trial with the District Court which was denied. Denbury appealed the case to the Texas Court of Appeals in May 2015.

Other— In addition, Venoco is a party from time to time to other claims and legal actions that arise in the ordinary course of business. Venoco believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

8. Related Party Transactions

The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred costs related to the agreement of $0.5 million and $0.5 million in the first nine months of 2014 and 2015, respectively.

9. GUARANTOR FINANCIAL INFORMATION

All subsidiaries of Venoco other than Ellwood Pipeline Inc. (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Venoco’s obligations under its 8.875% senior notes, 12% senior secured notes and 8.875% senior secured notes. Ellwood Pipeline, Inc. is not a Guarantor (the “Non‑Guarantor Subsidiary”). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non‑guarantor status of the Company’s subsidiaries as of September 30, 2015. All Guarantors are 100% owned by Venoco. Presented below are Venoco’s condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3‑10 of Regulation S‑X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC’s 12.25%/ 13.00% senior PIK toggle notes.

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2014 (Unaudited)

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$—	$—	$—	$15,455
Accounts receivable	14,140	56	716	—	14,912
Inventories	3,370	—	—	—	3,370
Other current assets	4,715	—	—	—	4,715
Commodity derivatives	48,298	—	—	—	48,298
TOTAL CURRENT ASSETS	85,978	56	716	—	86,750
PROPERTY, PLANT & EQUIPMENT, NET	654,549	(184,362)	18,327	—	488,514
COMMODITY DERIVATIVES	29,793	—	—	—	29,793
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	11,138	59	—	—	11,197
TOTAL ASSETS	1,344,859	(184,247)	19,043	(563,401)	616,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	20,535	—	—	—	20,535
Interest payable	17,329	—	—	—	17,329
Share-based compensation	2,236	—	—	—	2,236
TOTAL CURRENT LIABILITIES:	40,100	—	—	—	40,100
LONG-TERM DEBT	565,000	—	—	—	565,000
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	27,906	1,652	793	—	30,351
SHARE-BASED COMPENSATION	648	—	—	—	648
INTERCOMPANY PAYABLES (RECEIVABLES)	735,845	(655,326)	(80,555)	36	—
TOTAL LIABILITIES	1,369,499	(653,674)	(79,762)	36	636,099
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,640)	469,427	98,805	(563,437)	(19,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,344,859	$(184,247)	$19,043	$(563,401)	$616,254

CONDENSED CONSOLIDATING BALANCE SHEETS

AT SEPTEMBER 30,2015 (Unaudited)

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,708	$—	$—	$—	$94,708
Restricted funds	79,588	—	—	—	79,588
Accounts receivable	9,451	48	480	—	9,979
Inventories	3,329	—	—	—	3,329
Other current assets	4,088	—	—	—	4,088
Commodity derivatives	37,240	—	—	—	37,240
TOTAL CURRENT ASSETS	228,404	48	480	—	228,932
PROPERTY, PLANT & EQUIPMENT, NET	319,457	(184,441)	17,700	—	152,716
COMMODITY DERIVATIVES	6,558	—	—	—	6,558
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	15,571	59	—	—	15,630
TOTAL ASSETS	1,133,391	(184,334)	18,180	(563,401)	403,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	24,188	—	—	—	24,188
Interest payable	8,814	—	—	—	8,814
Commodity	—	—	—	—	—
Share-based compensation	191	—	—	—	191
TOTAL CURRENT LIABILITIES:	33,193	—	—	—	33,193
LONG-TERM DEBT	691,389	—	—	—	691,389
COMMODITY	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	30,566	1,703	807	—	33,076
SHARE-BASED COMPENSATION	463	—	—	—	463
INTERCOMPANY PAYABLES (RECEIVABLES)	744,593	(655,691)	(88,938)	36	—
TOTAL LIABILITIES	1,500,204	(653,988)	(88,131)	36	758,121
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(366,813)	469,654	106,311	(563,437)	(354,285)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,133,391	$(184,334)	$18,180	$(563,401)	$403,836

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,2014 (Unaudited)

(in thousands)

		Guarantor	Non-‑Guarantor‑
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$56,953	$289	$—	$—	$57,242
Other	119	—	2,058	(1,568)	609
Total revenues	57,072	289	2,058	(1,568)	57,851
EXPENSES:
Lease operating expense	17,430	10	785	—	18,225
Production and property taxes	1,961	2	161	—	2,124
Transportation expense	1,520	4	—	(1,473)	51
Depletion, depreciation and amortization	11,524	27	208	—	11,759
Impairment of oil and gas properties	—	—	—	—	—
Accretion of asset retirement obligations	586	32	11	—	629
General and administrative, net of amounts capitalized	1,294	—	153	(95)	1,352
Total expenses	34,315	75	1,318	(1,568)	34,140
Income from operations	22,757	214	740	—	23,711
FINANCING COSTS AND OTHER:
Interest expense, net	15,168	—	(1,533)	—	13,635
Amortization of deferred loan costs	887	—	—	—	887
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	(30,336)	—	—	—	(30,336)
Total financing costs and other	(14,281)	—	(1,533)	—	(15,814)
Equity in subsidiary income	1,543	—	—	(1,543)	—
Income (loss) before income taxes	38,581	214	2,273	(1,543)	39,525
Income tax provision (benefit)	(944)	82	863	(1)	—
Net income (loss)	$39,525	$132	$1,410	$(1,542)	$39,525

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,2015 (Unaudited)

(in thousands)

		Guarantor	Non-‑Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$10,491	$155	$—	$—	$10,646
Other	127	—	1,402	(1,021)	508
Total revenues	10,618	155	1,402	(1,021)	11,154
EXPENSES:
Lease operating expense	12,261	7	687	—	12,955
Production and property taxes	584	1	162	—	747
Transportation expense	966	9	—	(921)	54
Depletion, depreciation and amortization	4,024	26	210	—	4,260
Impairment of oil and gas properties	191,800	—	—	—	191,800
Accretion of asset retirement obligations	487	34	4	—	525
General and administrative, net of amounts capitalized	5,865	—	124	(99)	5,890
Total expenses	215,987	77	1,187	(1,020)	216,231
Income (loss) from operations	(205,369)	78	215	(1)	(205,077)
FINANCING COSTS AND OTHER:
Interest expense, net	20,459	—	(1,748)	—	18,711
Amortization of deferred loan costs	973	—	—	—	973
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	(21,439)	—	—	—	(21,439)
Total financing costs and other	(7)	—	(1,748)	—	(1,755)
Equity in subsidiary income	1,266	—	—	(1,266)	—
Income (loss) before income taxes	(204,096)	78	1,963	(1,267)	(203,322)
Income tax provision (benefit)	(776)	30	746	—	—
Net income (loss)	$(203,320)	$48	$1,217	$(1,267)	$(203,322)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,2014 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$185,413	$930	$—	$—	$186,343
Other	359	—	5,758	(4,573)	1,544
Total revenues	185,772	930	5,758	(4,573)	187,887
EXPENSES:
Lease operating expense	53,450	40	2,388	—	55,878
Production and property taxes	5,928	17	185	—	6,130
Transportation expense	4,437	10	—	(4,290)	157
Depletion, depreciation and amortization	34,027	79	623	—	34,729
Impairment of oil and gas properties	817	—	—	—	817
Accretion of asset retirement obligations	1,726	94	32	—	1,852
General and administrative, net of amounts capitalized	18,873	1	413	(283)	19,004
Total expenses	119,258	241	3,641	(4,573)	118,567
Income from operations	66,514	689	2,117	—	69,320
FINANCING COSTS AND OTHER:
Interest expense, net	44,378	—	(4,452)	—	39,926
Amortization of deferred loan costs	2,583	—	—	—	2,583
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	(13,521)	—	—	—	(13,521)
Total financing costs and other	33,440	—	(4,452)	—	28,988
Equity in subsidiary income	4,501	—	—	(4,501)	—
Income (loss) before income taxes	37,575	689	6,569	(4,501)	40,332
Income tax provision (benefit)	(2,757)	262	2,496	(1)	—
Net income (loss)	$40,332	$427	$4,073	$(4,500)	$40,332

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,2015 (Unaudited)

(in thousands)

		Guarantor	Non-‑Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$49,244	$468	$—	$—	$49,712
Other	375	—	5,849	(4,494)	1,730
Total revenues	49,619	468	5,849	(4,494)	51,442
EXPENSES:
Lease operating expense	38,874	34	2,185	—	41,093
Production and property taxes	4,672	2	232	—	4,906
Transportation expense	4,321	26	—	(4,200)	147
Depletion, depreciation and amortization	19,609	78	628	—	20,315
Impairment of oil and gas properties	337,830	—	—	—	337,830
Accretion of asset retirement obligations	1,420	102	14	—	1,536
General and administrative, net of amounts capitalized	19,532	—	358	(293)	19,597
Total expenses	426,258	242	3,417	(4,493)	425,424
Income from operations	(376,639)	226	2,432	(1)	(373,982)
FINANCING COSTS AND OTHER:
Interest expense, net	55,121	—	(5,073)	—	50,048
Amortization of deferred loan costs	3,060	—	—	—	3,060
Loss (gain) on extinguishment of debt	(67,515)	—	—	—	(67,515)
Commodity derivative losses (gains), net	(24,639)	—	—	—	(24,639)
Total financing costs and other	(33,973)	—	(5,073)	—	(39,046)
Equity in subsidiary income	4,794	—	—	(4,794)	—
Income (loss) before income taxes	(337,872)	226	7,505	(4,795)	(334,936)
Income tax provision (benefit)	(2,938)	86	2,852	—	—
Net income (loss)	$(334,934)	$140	$4,653	$(4,795)	$(334,936)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,2014 (Unaudited)

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$26,172	$885	$7,563	$—	$34,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(75,774)	9	(71)	—	(75,836)
Acquisitions of oil and natural gas properties	(38)	—	—	—	(38)
Expenditures for property and equipment and other	(512)	—	—	—	(512)
Proceeds from sale of oil and natural gas properties	—	—	—	—	—
Net cash provided by (used in) investing activities	(76,324)	9	(71)	—	(76,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	8,386	(894)	(7,492)	—	—
Proceeds from long-term debt	182,000	—	—	—	182,000
Principal payments on long-term debt	(122,000)	—	—	—	(122,000)
Payments for deferred loan costs	(371)	—	—	—	(371)
Dividend paid to Denver Parent Corporation	(3,905)	—	—	—	(3,905)
Net cash provided by (used in) financing activities	64,110	(894)	(7,492)	—	55,724
Net increase (decrease) in cash and cash equivalents	13,958	—	—	—	13,958
Cash and cash equivalents, beginning of period	828	—	—	—	828
Cash and cash equivalents, end of period	$14,786	$—	$—	$—	$14,786

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,2015 (Unaudited)

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(8,053)	$414	$8,383	$—	$744
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(16,076)	(49)	—	—	(16,125)
Acquisitions of oil and natural gas properties	(15)	—	—	—	(15)
Expenditures for property and equipment and other	(169)	—	—	—	(169)
Proceeds from sale of oil and natural gas properties	1,846	—	—	—	1,846
Net cash provided by (used in) investing activities	(14,414)	(49)	—	—	(14,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	8,748	(365)	(8,383)	—	—
Proceeds from long-term debt	340,000	—	—	—	340,000
Principal payments on long-term debt	(155,000)	—	—	—	(155,000)
Payments for deferred loan costs	(14)	—	—	—	(14)
Debt Issuance Costs	(12,426)	—	—	—	(12,426)
Increased in restricted cash	(79,588)	—	—	—	(79,588)
Dividend paid to Denver Parent Corporation	—	—	—	—	—
Net cash provided by (used in) financing activities	101,720	(365)	(8,383)	—	92,972
Net increase (decrease) in cash and cash equivalents	79,253	—	—	—	79,253
Cash and cash equivalents, beginning of period	15,455	—	—	—	15,455
Cash and cash equivalents, end of period	$94,708	$—	$—	$—	$94,708

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

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Our financial results depend on many factors, but are largely driven by the volume of our oil production and the price that we receive for that production.  Since the latter half of 2014 there has been a substantial decline in oil prices and our production has been significantly impacted by a shut-down of the third-party common carrier pipeline that transports oil from Platform Holly.

Material Trends and Uncertainties

On May 19, 2015, the third-party common carrier pipeline that transports oil production from Platform Holly in the South Ellwood field ruptured, resulting in a spill near Refugio Beach State Park.  The affected pipeline, in Santa Barbara County, is currently inoperable due to the spill and related ongoing repairs.  As a result, we have been forced to halt production activities at Platform Holly in response to the incident.  The pipeline operator has stated that until the required metallurgical and root cause analyses are completed, it will be unable to address the timing of returning the pipeline to service.  We are currently in the process of evaluating alternatives that would allow us to return to production prior to the pipeline returning to service. At the time of this filing, we do not anticipate returning Platform Holly to service in 2015.

Production from Platform Holly accounts for approximately half of the Company’s total production and therefore the shut-down has had a significant impact on our operating cash flows.  We have taken measures to reduce the expenses associated with maintaining the platform and the Ellwood on-shore facility while we are not producing, including obtaining permits from the State of California to reduce the number of employees required to operate.  However, there are still significant operating expenses associated with the platform and the on-shore facility that we must incur while production is shut in.

In the third quarter of 2014 our application to adjust the lease line at the South Ellwood field was deemed complete by the California State Lands Commission (“CSLC”). The application is subject to review by the CSLC under the California Environmental Quality Act (“CEQA”). In May 2015 CSLC initiated efforts relating to the environmental impact review (“EIR”) and related report as required by CEQA.  The scope of the EIR includes evaluating major environmental issues associated with the adjustment such as hazardous materials and risk of upset, air quality, greenhouse gases and a number of other issues, as well as a number of project alternatives.  We anticipate a draft of the EIR to be issued in the first quarter 2016, but it could be longer. Our application may not be granted on the terms we request or at all.

Operations Update

South Ellwood

As discussed above Platform Holly has been shut-in due to the rupture that occurred on the  third-party common carrier pipeline in May 2015.  In response to the shut-in the Company has tried to take advantage of the downtime by performing the normal annual maintenance which usually requires a three week shut-down of the platform.  The Company also accelerated a number of items that were scheduled to be performed in 2016 in an effort to minimize downtime as much as possible when the pipeline returns to operation.

Capital expenditures at South Ellwood were $0.9 million and $1.6 million, for the three and nine months ended September 2015, respectively.  We have focused our capital spending at South Ellwood primarily on operational improvements, regulatory, health, safety, and environmental compliance, as well as progressing other long-lead time projects.

Sockeye Field

As a result of the financing received in April, the Company decided to proceed with a drilling program at Platform Gail.  Two wells were drilled in to the M2 zone in the first nine months of 2015.  The first well was completed in September and the second well was completed in October.  The Company is continuing to perform a number of additional downhole engineering operations to maximize the productive capabilities of each well.

Capital expenditures at the Sockeye Field were $10.0 million and $11.1 million, for the three and nine months ended September 2015, respectively.  The majority of the capital spending at the field was primarily on drilling and completion costs related to our 2015 drilling program.

Trends Affecting our Results of Operations

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, our cash flows, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We generally hedge a portion of our expected future oil and gas production to reduce our exposure to fluctuations in commodity price. By removing a portion of commodity price volatility, we expect to reduce some of the variability in our cash flow from operations. See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Exposure” for discussion of our hedging and hedge positions.  We plan to continue our strategy of hedging the risks associated with commodity price volatility; however, given the current low commodity price environment, we may limit the extent of our hedging program in the near-term.

Like all businesses engaged in the exploration and production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from any given well is expected to decline. As a result, oil and natural gas exploration and production companies deplete their asset base with each unit of oil or natural gas they produce. We attempt to overcome this natural production decline by developing additional reserves through our drilling operations, acquiring additional reserves and production and implementing secondary recovery techniques. Our future growth will depend on our ability to enhance production levels from our existing reserves and to continue to add reserves in excess of production. We will maintain our focus on the capital investments necessary to produce our reserves as well as to add to our reserves through drilling and acquisitions. Our ability to make the necessary capital expenditures is dependent on cash flow from operations as well as our ability to obtain additional debt and equity financing. That ability can be limited by many factors, including the cost and terms of such capital and operational considerations.

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

	Three Months Ended		Quarter	Nine Months Ended		YTD
	September 30,		Comparison	September 30,		Comparison
Venoco	2014	2015	$ Change	2014	2015	$ Change
REVENUES:
Oil and natural gas sales	$57,242	$10,646	$(46,596)	$186,343	$49,712	$(136,631)
Other	609	508	(101)	1,544	1,730	186
Total revenues	57,851	11,154	(46,697)	187,887	51,442	(136,445)
EXPENSES:
Lease operating expense	18,225	12,955	(5,270)	55,878	41,093	(14,785)
Production and property taxes	2,124	747	(1,377)	6,130	4,906	(1,224)
Transportation expense	51	54	3	157	147	(10)
Depletion, depreciation and amortization	11,759	4,260	(7,499)	34,729	20,315	(14,414)
Impairment	—	191,800	191,800	817	337,830	337,013
Accretion of asset retirement obligations	629	525	(104)	1,852	1,536	(316)
General and administrative, net of amounts capitalized	1,352	5,890	4,538	19,004	19,597	593
Total expenses	34,140	216,231	182,091	118,567	425,424	306,857
Income (loss) from operations	23,711	(205,077)	(228,788)	69,320	(373,982)	(443,302)
FINANCING COSTS AND OTHER:
Interest expense, net	13,635	18,711	5,076	39,926	50,048	10,122
Amortization of deferred loan costs	887	973	86	2,583	3,060	477
Loss (gain) on extinguishment of debt	—	—	—	—	(67,515)	(67,515)
Commodity derivative losses (gains), net	(30,336)	(21,439)	8,897	(13,521)	(24,639)	(11,118)
Total financing costs and other	(15,814)	(1,755)	14,059	28,988	(39,046)	(68,034)
Net income (loss)	$39,525	$(203,322)	$(242,847)	$40,332	$(334,936)	$(375,268)
DPC
General and administrative, net of amounts capitalized	$1,403	$5,890	$4,487	$19,394	$19,666	$272
Interest expense, net	22,613	28,885	6,272	65,502	79,158	13,656

Production Volume(1):
Oil (MBbls)	642	250	(392)	1,978	1,161	(817)
Natural gas (MMcf)	202	73	(129)	702	351	(351)
MBOE(2)	676	262	(414)	2,095	1,220	(875)
Daily Average Production Volume:
Oil (Bbls/d)	6,978	2,717	(4,261)	7,245	4,253	(2,992)
Natural gas (Mcf/d)	2,196	793	(1,403)	2,571	1,286	(1,285)
BOE/d(2)	7,344	2,849	(4,495)	7,674	4,467	(3,207)
Oil Price per Bbl Produced (in dollars):
Realized price	$87.84	$42.03	$(45.81)	$92.74	$42.86	$(49.88)
Realized commodity derivative gain (loss)	(2.14)	67.36	69.50	(4.77)	50.76	55.53
Net realized price	$85.70	$109.39	23.69	$87.97	$93.62	5.65
Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.98	$3.33	$(1.65)	$5.51	$3.17	$(2.34)
Realized commodity derivative gain (loss)	0.11	—	(0.11)	0.03	—	(0.03)
Net realized price	$5.09	$3.33	(1.76)	$5.54	$3.17	(2.37)
Expense per BOE:
Lease operating expenses	$26.96	$49.45	$22.49	$26.67	$33.68	$7.01
Production and property taxes	3.14	2.85	(0.29)	2.93	4.02	1.10
Transportation expenses	0.08	0.21	0.13	0.07	0.12	0.05
Depletion, depreciation and amortization	17.39	16.26	(1.14)	16.58	16.65	0.07
Venoco:
General and administrative expense, net(3)	$2.00	$22.48	$20.48	$9.07	$16.06	$6.99
Interest expense, net	20.17	71.42	51.25	19.06	41.02	21.97
Denver Parent Corporation:
General and administrative expense, net(3)	$2.08	$22.48	$20.41	$9.26	$16.12	$6.86
Interest expense, net	33.45	110.25	76.80	31.27	64.88	33.62

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

Comparison of Quarter Ended September 30, 2015 to Quarter Ended September 30,2014 and Nine Months Ended September 30,2015 to Nine Months Ended September 30,2014

Oil and Natural Gas Sales – Third quarter (“Q3”) 2014 to Q3 2015 decreased 81%, year to date (“YTD”) 2014 vs YTD 2015 decreased 73% due to the:

•	Substantial decline in commodity prices; and
•	Decline in production due to:
o	The sale of West Montalvo in the fourth quarter of 2014.
o	Shut-in of Platform Holly since May 2015 due to the rupture of the third-party pipeline.

Other Revenues - Q3 2014 to Q3 2015 decreased 17%, YTD 2014 vs YTD 2015 increased 12% due to the following factors:

•	The decrease in the third quarter is a result of a reduction in the pipeline revenue due to the shut-in of Platform Holly.
•	The overall increase year to date is due to increased tariff rates for the Carpinteria, Ventura and Las Flores pipelines.

Lease Operating Expenses.    Q3 2014 to Q3 2015 decreased 29%, YTD 2014 vs YTD 2015 decreased 26% due to the:

•	Cost reduction efforts as a result of the depressed commodity prices.
•	Sale of West Montalvo in the fourth quarter of 2014.
•	Shut-in of platform Holly since May 2015. As a result of the shut-in we have been able to reduce our variable costs associated with both the platform and the Ellwood on-shore facility.

Property and Production Taxes.    Q3 2014 to Q3 2015 decreased 65%, YTD 2014 vs YTD 2015 decreased 20% due to the sale of the West Montalvo field in the fourth quarter of 2014 and lower production and property assessments at South Ellwood as of January 1, 2015.

Depletion, Depreciation and Amortization (DD&A).    Q3 2014 to Q3 2015 decreased 64%, YTD 2014 vs YTD 2015 decreased 42% due to the reduction in the Company’s asset base from the sale of West Montalvo properties in the fourth quarter of 2014 and ceiling test impairments in 2015.

Impairment of oil and gas properties.  We recorded pre-tax impairment expense related to our oil and natural gas properties of $191.8 million and $337.8 million for the three months ended and nine months ended September 30, 2015, respectively, as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of costs associated with our oil and natural gas properties that can be capitalized in our condensed consolidated balance sheets. The impairment expense for both the quarter ended and year to date September 30, 2015 was due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices.  We will likely be required to recognize additional impairments of oil and gas properties in future periods if we continue to experience an extended period of low commodity prices, which will result in a downward adjustment to our estimated proved reserves and the associated present value of estimated future net revenues, or if we incur actual development costs in excess of the estimated costs used in preparing our reserve reports.

General and Administrative (G&A).  The following table summarizes the components of Venoco’s general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
General and administrative costs	$8,374	$8,636	$28,343	$27,748
Share-based compensation costs	(6,173)	161	(3,055)	(105)
One time general and administrative			3,024	—
General and administrative costs capitalized	(849)	(2,907)	(9,308)	(8,046)
General and administrative expense	$1,352	$5,890	$19,004	$19,597

Venoco’s Q3 2014 to Q3 2015 G&A expense, net of capitalized amounts increased significantly due to the fees associated with the Company’s ongoing restructuring efforts combined with the reduction of share-based compensation costs in the third quarter of 2014 due to a reduction in the DPC share price.  The share price reduction in the third quarter of 2014 also impacted the amount of general and administrative costs that were capitalized.

Venoco’s YTD 2014 to YTD 2015 G&A expense, net of capitalized amounts increased as a result of the fees associated with the Company’s ongoing restructuring efforts offset by costs savings achieved due to the Q3 2014 reduction in force. As noted above the share-based compensation costs in the third quarter of 2014 were due to a reduction in the DPC share price.  The share price reduction in the third quarter of 2014 also impacted the amount of general and administrative costs that were capitalized.

Interest Expense.  Venoco’s Q3 2014 to Q3 2015 interest expense increased 37%and YTD 2014 vs YTD 2015 increased 25% due to the increase in the total amount of outstanding debt as a result of the April 2015 financing transaction. For DPC, Q3 2014 to Q3 2015 interest expense increased 28% and YTD 2014 vs YTD 2015 increased 21% due to the increase in the total amount of outstanding debt as a result of the PIK interest additions on the DPC’s 12.25% / 13.00% senior PIK toggle notes.

Amortization of Deferred Loan Costs.    Q3 2014 to Q3 2015 amortization of deferred loan costs increased 10% and YTD 2014 vs YTD 2015 increased 18% due to the costs associated with the new loan agreements which are amortized over the estimated lives of the agreements.

Commodity Derivative Losses (Gains), Net.  The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Realized commodity derivative (gains) losses	$1,355	$(16,840)	$9,410	$(58,932)
Unrealized commodity derivative (gains) losses for changes in fair value	(31,691)	(4,599)	(22,931)	34,293
Commodity derivative (gains) losses	$(30,336)	$(21,439)	$(13,521)	$(24,639)

Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the third quarter and year to date 2015 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

Income Tax Expense (Benefit).  Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarter and year to date ended September 30, 2015 or 2014. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

Net Income (Loss).  For Venoco, net loss for the third quarter of 2015 was $203.3 million compared to the net income of $39.5 million for the same period in 2014. For DPC, net loss for the third quarter of 2015 was $214.1 million compared to the net income of $30.2 million for the same period in 2014. The changes between periods are the result of the items discussed above.

Liquidity and Capital Resources

Venoco’s primary sources of liquidity are cash generated from our operations and proceeds from debt transactions. In addition, Venoco has commodity derivative positions with a net asset value of $43.8 million as of September 30, 2015. If unwound, these positions could provide an additional source of liquidity subject to the commodity price environment at the relevant time. Venoco unwound one position on April 2, 2015, which hedged 1,715 barrels per day of our 2016 oil production, receiving proceeds of $15.6 million. DPC’s primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Cash provided by operating activities	$34,620	$744	$14,712	$674
Cash provided by (used in) investing activities	(76,386)	(14,463)	(76,386)	(14,463)
Cash provided by (used in) financing activities	55,724	92,972	59,504	92,972

Net cash provided by operating activities for Venoco was $0.7 million in the first nine months of 2015 compared to net cash provided by operating activities of $34.6 million in the 2014 period. Cash flows provided by operating activities in the first nine months of 2015 as compared to cash flows provided by operating activities in the nine months of 2014 were impacted by the lower oil prices, and the effect of shutting in Platform Holly due to the pipeline spill.

Net cash provided by operating activities for DPC was $0.7 million in the first nine months of 2015 compared to $14.7 million provided in the 2014 period. The difference in the amounts between Venoco and DPC relates to additional DPC amortization of bond discounts and deferred loan costs.

Net cash used in investing activities for Venoco and DPC was $14.5 million in the first nine months of 2015 compared to net cash used by investing activities of $76.4 million in the 2014 period. The primary investing activities in the first nine months of 2015 were $16.1 million in capital expenditures on oil properties related to our capital expenditure program, partially offset by $1.8 million received from the final settlement from the sale of Montalvo and certain other assets. The primary investing activities in the first nine months of 2014 were $76.0 million in capital expenditures on oil properties related to our capital expenditure program.

Net cash provided by financing activities for Venoco was $93.0 million in the first nine months of 2015 compared to net cash provided by financing activities of $55.7 million during the 2014 period. The primary financing activities in the first nine months of 2015 were borrowings of $340 million and payments of $155 million. The primary financing activities in the first nine months of 2014 were net borrowings of $60 million on the revolving credit facility and a divided paid to DPC of $3.9 million.

Capital Resources and Requirements

Our current 2015 capital expenditure budget is $33 million. This amount is substantially less than it has been in past years and is reflective of current market and economic conditions. We previously expected our 2015 capital expenditures to be devoted primarily to operational improvements, regulatory, health, safety and environmental compliance and progressing other long lead-time projects. However, as a result of the April 2015 financing transactions which, reduced our near-term cash interest expense, and provided us with flexibility and additional liquidity to advance longer term projects, we decided to proceed with drilling two wells in 2015.

The aggregate levels of capital expenditures in 2015, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting matters, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. Our other principal anticipated uses of cash are ongoing operating expenses and interest payments on our indebtedness. Historically, we have used funds from operations and borrowings under our revolving credit facility as our primary sources of liquidity. We project that cash flow from operations and cash on hand resulting from the April 2015 financing transactions will be sufficient to fund our planned capital expenditures and ongoing operations in 2015.

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

In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% /13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. Venoco’s agreements permit it to pay dividends to DPC in certain circumstances. We do not expect these criteria to be met in 2015. The February and August 2015 interest payments on DPC’s notes were made 100% in kind, and we expect to continue making interest payments 100% in kind for the foreseeable future.

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

The additional indebtedness we incurred in connection with and after the going private transaction, significant decreases in the price of oil and various operational issues have increased the debt- and liquidity-related risks we face, including the risks that we may default on our obligations under our debt agreements that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints, and the financial covenants under our debt agreements, and that we may be more vulnerable to further adverse changes in commodity prices, and other unfavorable economic conditions. Prior to the termination of Venoco’s revolving credit facility, we were required to obtain numerous amendments to and waivers from the lenders under the facility as a result of anticipated or actual breaches of the covenants in the facility. We may be forced to seek similar amendments or waivers from current or future lenders, and there is no assurance that we will be able to obtain them in a timely manner or at all. We are currently exploring additional deleveraging efforts and have significantly curtailed our planned capital expenditures for 2015 relative to prior years. There can be no assurance that our deleveraging efforts will be successful.

Off-Balance Sheet Arrangements

At September 30, 2015, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

As of September 30, 2015, DPC’s “Adjusted Consolidated Net Tangible Assets,” as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $847 million.

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

Commodity Derivative Transactions

Commodity Derivative Agreements.  As of September 30, 2015, we had entered into various swap and collar agreements related to our oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent (“Brent”) (oil).

	Oil (BRENT)
		Weighted Avg.
	Barrels/day	Prices per Bbl
January 1 - December 31, 2015
Swaps	460	$ 100.40
Collars	4,135	$90.00/$100.00
January 1 - December 31, 2016
Swaps	1,715	$ 96.00

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of September 30, 2015 is summarized below:

Oil

			Quantity	Strike Price
Type of Contract	Counterparty	Basis	(Bbl/d)	($/Bbl)	Term
Collar	Bank of America	Brent	1,000	$90.00/$98.00	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,675	$90.00/$98.15	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	460	$90.00/$108.40	Jan 1, 14 - Dec 31, 15
Swap	Bank of America	Brent	460	$ 100.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	1,715	$ 96.00	Jan 1, 16 - Dec 31, 16

In April 2015, Venoco unwound one position, which hedged 1,715 barrels per day of our 2016 oil production receiving proceeds of $15.6 million.

We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil prices above the maximum fixed amount specified in the hedge agreement. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures.

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

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of September 30, 2015, the fair value of our commodity derivatives was a net asset of $43.8 million.

Interest Rate Risk

We are subject to interest rate risk with respect to amounts borrowed under the term Loan facility because those amounts bear interest at a variable rate. The interest rates associated with our secured and senior notes are fixed for the term of the notes.

See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2015.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Venoco’s and DPC’s principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

On August 1, 2015 Joel Reed and Rick Walker, both members of Venoco’s Audit Committee, resigned their positions with the committee and the board.  Consequently, the Company no longer has any independent directors. We are currently evaluating the effects of their departure on our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable

Item 5.  OTHER INFORMATION

Not Applicable

Item 6.  EXHIBITS

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Venoco, Inc.

31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2015

VENOCO, INC.

By:	/s/ MARK A. DEPUY
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer

By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2015

DENVER PARENT CORPORATION

By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer

By:	/s/ SCOTT M. PINSONNAULT
	Name:	Scott M. Pinsonnault
	Title:	Chief Financial Officer