Form 10-K
period 2015-12-31
DENVER PARENT Corp; Venoco, Inc.
filed 2016-06-06
CIK 1588242, 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file numbers:

Denver Parent Corporation 333‑191602

Venoco, Inc. 001‑33152

DENVER PARENT CORPORATION

VENOCO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	44‑0821005 77‑0323555 (I.R.S. Employer Identification No.)
370 17th Street, Suite 3900 Denver, Colorado (Address of principal executive offices)	80202‑1370 (Zip Code)

(303) 626‑8300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Denver Parent Corporation Yes ☐  No ☒  Venoco, Inc. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. Denver Parent Corporation ☒  Venoco, Inc. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Denver Parent Corporation
Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Venoco, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Denver Parent Corporation Yes ☐   No ☒  Venoco, Inc. Yes ☐  No ☒

All of the registrants’ common equity was held by affiliates on December 31, 2015.  As of June 3, 2016, there were 30,297,459 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

Explanatory Note

This Annual Report on Form 10‑K is a combined report being filed by Denver Parent Corporation (“DPC”) and Venoco, Inc. (“Venoco”), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in the Financial Statements section.

We operate DPC and Venoco as one business, with one management team. Management believes combining the Annual Reports on Form 10‑K of DPC and Venoco provides the following benefits:

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

ii

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND

SUBSIDIARIES 2015

ANNUAL REPORT ON FORM 10‑K

iii

FORWARD‑LOOKING STATEMENTS

This report on Form 10‑K contains certain forward‑looking statements. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward‑looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, our bankruptcy proceedings and the effect of those proceedings on our future operations, Venoco’s receipt of governmental consents, approvals and permits and the timing of such receipt and future transactions. The expectations reflected in such forward‑looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward‑looking statements. All forward‑looking statements speak only as of the date made. All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward‑looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•	expectations regarding the outcome of our bankruptcy proceedings, including our ability to confirm our plan of reorganization and emerge from bankruptcy;
•	future cash flows and their adequacy to fund the costs of our bankruptcy proceedings and our ongoing operations;
•	our plan of reorganization filed in connection with our bankruptcy proceedings;
•	business strategy, including our business strategy post-emergence from bankruptcy;
•	changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;
•	adverse conditions in global credit markets and in economic conditions generally;
•	risks relating to the concentration of our properties in a limited number of areas in California;
•	risks related to our indebtedness and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	our ability to replace oil and natural gas reserves;
•	risks arising out of our hedging transactions;
•	our inability to access oil and natural gas markets due to operational impediments;
•	uninsured or underinsured losses in, or operational problems affecting, our operations;
•	variable nature and uncertainty in reserve estimates and expected production rates;
•	risks associated with litigation, arbitration or other legal proceedings that we are involved in, including the costs of participating in those proceedings and the risk of adverse outcomes;

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
•

the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico, from the Dodd‑Frank Wall Street Reform and Consumer Protection Act or its implementing regulations and from regulations relating to greenhouse gas emissions;

•	delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;
•	environmental liabilities;
•	loss of senior management or technical personnel;
•	natural disasters, including severe weather;
•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;
•	risk factors discussed in this report; and
•	other factors, many of which are beyond our control.

GLOSSARY OF TECHNICAL TERMS

Anticline	An arch‑shaped fold in rock in which rock layers are upwardly convex.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.
BOE	One stock tank barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
Completion	The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.
Condensate

This term is defined in Rule 4‑10 of SEC Regulation S‑X and refers to a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

/d	Per day.
Development drilling or development wells	Drilling or wells drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Enhanced recovery project	A project involving injected fluid support to facilitate increased hydrocarbon recovery, including through the use of gas (CO2 or nitrogen), steam or chemicals.
Exploitation and development activities	Drilling, facilities and/or production‑related activities performed with respect to proved and probable reserves.
Exploration activities	The initial phase of oil and natural gas operations that includes the generation of a prospect and/or play and the drilling of an exploration well.
Exploration well

Means “exploratory well” as defined in Rule 4‑10 of SEC Regulation S‑X and refers to a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

Gross acres or gross wells	The total acres or wells, as applicable, in which a working interest is owned.
Infill drilling	Drilling of an additional well or wells at less than existing spacing to more adequately drain a reservoir.
Injection well	A well in which typically water or natural gas is injected, the primary objective typically being to maintain reservoir pressure or improve recovery sweep efficiency.
MBbl	One thousand barrels.
MBOE	One thousand BOEs.

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

MMBOE	One million BOEs.
MMBtu	One million British thermal units. A British thermal unit is the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Natural gas liquids	Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.
Net acres or net wells	The gross acres or wells, as applicable, multiplied by the working interests owned.
Net production or net reserves	The gross production or reserves, as applicable, subject to royalties and multiplied by the working interests owned.
NYMEX	The New York Mercantile Exchange.
Oil	Crude oil.
Pay zone	A geological deposit in which oil and natural gas is found in commercial quantities.
Proved developed non‑producing reserves

Proved developed reserves that do not qualify as proved developed producing reserves, including reserves that are expected to be recovered from (i) completion intervals that are open at the time of the estimate, but have not started producing, (ii) completion intervals behind pipe in proven reservoirs that are currently not open, (iii) wells that are shut in because pipeline connections are unavailable or (iv) wells not capable of production for mechanical reasons.

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

Proved reserves or proved oil and gas reserves

This term means “proved oil and gas reserves” as defined in Rule 4‑10 of SEC Regulation S‑X and refers to the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved reserves to production ratio	The ratio of total net proved reserves to total net production for the fourth quarter of the relevant year or other specified period.
Proved undeveloped reserves or PUDs	Undeveloped reserves that qualify as proved reserves.
PV‑10

The PV‑10 of reserves is the present value of estimated future revenues to be generated from the production of the reserves net of estimated production and future development costs and future plugging and abandonment costs, using the twelve‑month arithmetic average of the first of the month prices, without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, without non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%.

Recompletion	The completion for production of an existing wellbore in a different formation or producing horizon, either deeper or shallower, from that in which the well was previously completed.
Reserves

This term is defined in Rule 4‑10 of SEC Regulation S‑X and refers to estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

Undeveloped reserves

Means “undeveloped oil and gas reserves” as defined in Rule 4‑10 of SEC Regulation S‑X and refers to reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

Workover

Remedial operations on a well conducted with the intention of restoring or increasing production from the same zone, including by plugging back, squeeze cementing, reperforating, cleanout acidizing or mechanical repairs.

PART I

ITEM 1. AND ITEM 2.  Business and Properties

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since our founding in 1992, our core areas of focus have been offshore and onshore California. Our principal producing properties are heavily oil‑weighted and are located both onshore and offshore Southern California. These properties are characterized by long reserve lives, predictable production profiles and substantial opportunities for further exploitation and development. Additionally, we hold a 22.45% reversionary interest in certain properties in the Hastings Complex near Houston, Texas, where Denbury Resources, Inc., or Denbury, is currently performing an extensive CO2 flood.

Bankruptcy Proceedings under Chapter 11

On March 18, 2016 (the “Petition Date”), the Company filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (In re Venoco, et al., Case No. 16-10655-KG) (the “Bankruptcy Court”). The Company is currently operating the business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted all of the first day motions filed by the Company and the Chapter 11 Subsidiaries that were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is not only able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, it is also authorized to pay and has paid (subject to caps applicable to payments of certain pre-petition obligations), pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and vendors providing services and supplies to lease operations, pre-petition amounts owed to pipeline owners that transport the Company’s production, and funds belonging to third parties, including royalty holders and partners. During the pendency of the Chapter 11 cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. As a result of the automatic stay, which became effective upon the commencement of the Chapter 11 cases, most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims are stayed.

On April 11, 2016, the Company filed with the Bankruptcy Court a joint plan of reorganization (the “Plan”), which is supported by 100% of the senior secured notes and approximately 70% of the unsecured notes issued by Venoco (the “Restructuring Support Parties”). The Plan is subject to confirmation by the Bankruptcy Court. If the Plan is ultimately approved by the Bankruptcy Court, the Company and the Chapter 11 Subsidiaries would exit bankruptcy pursuant to the terms of the Plan.  Under the Plan, the holders of the Company’s senior secured notes and certain other unsecured creditors, together with the lenders under the debtor-in-possession credit agreement, are to receive 100% of the new common stock to be issued upon emergence of the Company from bankruptcy, subject to dilution by any shares issuable upon exercise of new warrants to be issued under the Plan.

A hearing to consider approval of the disclosure statement with respect to the Plan is scheduled on May 16, 2016 in the Bankruptcy Court. A confirmation hearing on the Plan is scheduled on July 13, 2016 in the Bankruptcy Court.

For a further description of these matters, see Note 1 to our Consolidated Financial Statements.

As a consequence of depressed oil prices, pipeline shut-in and our limited liquidity (See “2016 Liquidity and Capital Resources” in Management’s Discussion and Analysis in this report), as disclosed in our Bankruptcy Court filings, the Company’s current $20.4 million capital budget for 2016 is significantly reduced from 2015 levels.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 proceedings as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Overview

According to a reserve report prepared by DeGolyer & MacNaughton, we had proved reserves of approximately 13.1 MMBOE as of December 31, 2015, based on Venoco’s SEC adjusted weighted average prices of $38.32 per Bbl for oil and $2.96 per MMBtu for natural gas. As of that date, 94% of our proved reserves were oil, and as a result of the uncertainty surrounding our ability to continue as a going concern, 100% were proved developed. The PV‑10 of our net reserves was approximately $17.4 million at year end. Our definition of PV‑10, and a reconciliation of a standardized measure of discounted future net cash flows to PV‑10, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—PV‑10.” Our average net production in 2015 was 3,980 BOE/d.

The following table summarizes certain information concerning our production in 2015.

	2015 Net Production			Proved Reserves(1)
	Oil	Gas		Total	%	PV-10
	(MBbl)	(MMCF)	(MBOE)	(MMBOE)	Oil	(in Thousands)
Southern California	1,383	418	1,453	13.1	94%	$17,445
Texas (2)	—	—	—	—	—%	$—
Total	1,383	418	1,453	13.1	94%	$17,445

(1)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $50.28 per Bbl for oil and natural gas liquids and $2.58 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $38.32 per Bbl for oil, $32.28 per Bbl for natural gas liquids and $2.96 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2015.

(2)

We will back into a reversionary interest in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. At year-end 2015 SEC pricing we do not expect to back in to the interest in the foreseeable future.

Going Private Transaction

In January 2012, Venoco entered into a merger agreement with Timothy Marquez, currently DPC’s Chief Executive Officer and Venoco’s Executive Chairman, and certain affiliates of Mr. Marquez, including DPC. Mr. Marquez then beneficially owned approximately 50% of Venoco’s common stock. Pursuant to the merger agreement, DPC acquired all of Venoco’s common stock not beneficially owned by Mr. Marquez for $12.50 per share in cash in a transaction that was completed in October 2012. We refer to this transaction as the going private transaction. DPC is privately‑held and, as a result of the going private transaction, Venoco’s common stock ceased trading on the New York Stock Exchange and was deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). However, the Company has outstanding notes, and the indentures governing the notes require each company to file reports with the SEC as if it was a reporting company under SEC rules. Venoco and DPC are filing this combined report to satisfy those reporting requirements. See “Explanatory Note” immediately preceding Part I of this report.

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

The South Ellwood field is approximately seven miles long and is part of a regional east‑west trend of similar geologic structures running along the northern flank of the Santa Barbara channel and extending to the Ventura basin. This trend encompasses several fields that, over their respective lifetimes, are each expected to produce over 100 million barrels of oil, according to the California Division of Oil, Gas, and Geothermal Resources. The Monterey shale formation is the primary oil reservoir in the field, producing sour oil with a gravity of approximately 24 degrees. As of December 31, 2015, there were 22 producing wells and four injection wells in the field.

Our processing and transportation facilities at South Ellwood include a common carrier pipeline, the Ellwood Onshore Facility (“EOF”) and a pier. We conduct three‑ phase separation on the platform where an  oil/water emulsion and natural gas are transported by separate pipelines to the EOF for further processing. After separation, the oil is transported to a third‑party refinery via pipeline, including a common carrier pipeline operated by our subsidiary Ellwood Pipeline, Inc and a common carrier pipeline operated by Plains All-American Pipeline Company (“Plains”). Natural gas produced at the field is processed at the onshore facility and transported by common carrier pipeline.

On May 19, 2015, the common carrier pipeline operated by Plains ruptured, resulting in a spill near Refugio Beach State Park.  The affected pipeline, in Santa Barbara County, is currently inoperable due to the spill and related ongoing repairs.  As a result, we have been forced to halt production activities at Platform Holly in response to the incident.  Although the ruptured section of the line has been repaired, Plains has stated that until the required metallurgical and root cause analyses are completed, it will be unable to address the timing of returning the pipeline to service.  At the time of this filing, we do not anticipate returning Platform Holly to service in 2016.

Production from Platform Holly accounted for approximately half of the Company’s total production and therefore the shut-down has had a significant impact on our operating cash flows.  We have taken measures to reduce the expenses associated with maintaining the platform and the Ellwood on-shore facility while we are not producing, including obtaining permits from the State of California to reduce the number of employees required to operate.  However, there are still significant operating expenses associated with the platform and the on-shore facility that we must incur while production is shut in.

In April 2014 we submitted an application to adjust the lease line at the South Ellwood field, and that application was deemed complete by the California State Lands Commission (CSLC) in June 2014. If made, the adjustment could significantly increase the reserves associated with the field. Subsequent development of the adjusted lease area can be accomplished using our existing facilities and infrastructure. Our application is subject to review by the CSLC under the California Environmental Quality Act, which requires an environmental impact report. In May 2015 CSLC initiated efforts relating to the environmental impact review (“EIR”) and related report as required by CEQA.  The scope of the EIR includes evaluating major environmental issues associated with the adjustment such as hazardous materials and risk of upset, air quality, greenhouse gases and a number of other issues, as well as a number of project alternatives.  We received a draft of the EIR in the first quarter 2016. The draft is currently under review.  Our application may not be granted on the terms we request or at all.

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

The Sockeye field structure is a northwest/southeast trending anticline bounded to the north and south by fault systems. The field produces from multiple stacked reservoirs ranging from the Monterey shale, at about 4,000 feet, to the Middle Sespe at approximately 7,000 feet. Other formations include the Upper Topanga, Lower Topanga and Juncal. As of December 31, 2015, there were 26 producing wells and 5 injection wells in the field. The oil produced from the Monterey shale and Upper Topanga is sour with gravities ranging from 12 to 17 degrees. The Lower Topanga and Sespe horizons produce sweet crude with gravities of 27 to 32 degrees. Chevron shut‑in production at platform Grace in the Santa Clara field in 1997. We primarily use the platform as a launching and receiving facility for pipeline cleaning devices and as an interconnecting pipeline to transport oil and natural gas produced from platform Gail to our onshore plant in Carpinteria, California. In 2011, however, we returned one well to production at platform Grace. Both platforms are self‑sufficient, with all production, processing and power generation operations conducted offshore.

Dos Cuadras Field.  The Dos Cuadras field is located in federal waters approximately five miles offshore California in the Santa Barbara channel. We acquired our 25% non‑operated working interest in three platforms in the western two‑thirds of the field from Chevron in February 1999. We have working interests ranging from approximately 17.5% to 25% in the associated onshore facility and pipelines. The field is operated by an unaffiliated third party. As of December 31, 2015, there were 86 producing wells and 22 injection wells in the field.

Beverly Hills West Field.  The Beverly Hills West field is located in Beverly Hills, California. All drilling and production operations at the field are conducted from a 0.6 acre surface location adjacent to the campus of Beverly Hills high school. We acquired our interest in the field in 1995. We operate the field and have a 100% working interest. As of December 31, 2015, there were 13 producing wells and three injection wells in the field, which produce oil with a gravity of approximately 26 degrees. The lease under which we operate the field expires on December 31, 2016. We have commenced the process to permit the shutdown of the facility and are proposing to continue producing oil and gas during the initial stages of the process.

Southern California—Onshore Monterey Shale

We have developed considerable knowledge of the Monterey shale formation through our work at the offshore South Ellwood and Sockeye (Santa Clara Unit) fields and believe the formation holds exploration opportunities onshore. As of December 31, 2015, our onshore Monterey shale acreage position totaled approximately 18,990 net acres and is located primarily in two basins: Salinas Valley and San Joaquin.

Texas

In February 2009, we sold certain properties in the Hastings Complex near Houston, Texas to Denbury for approximately $247.7 million (including a $50 million option payment made prior to closing), but we retained an interest in the properties relating to a CO2 enhanced recovery project to be pursued by Denbury. As part of the plan, Denbury is responsible for providing the necessary CO2. We have the right to back‑in to a working interest of approximately 22.45% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. The agreement also establishes an area of mutual interest with respect to us and Denbury in specified areas adjacent to the properties. The success of the CO2 enhanced recovery project will be subject to numerous risks and uncertainties, including those relating to the geologic suitability of the properties for such a project and the availability of an economic and reliable supply of CO2. Denbury commenced injecting CO2 at the complex in December 2010 and began production in January 2012. Denbury has informed us that production from the complex averaged approximately 5,082 BOE/d for the full year 2015 and 4,811 BOE/d in the fourth quarter of 2015.

Oil and Natural Gas Reserves

The following table sets forth our net proved reserves as of the dates indicated. Our reserves as of December 31, 2014 and 2015 are set forth in reserve reports prepared by DeGolyer & MacNaughton. DeGolyer & MacNaughton reviews production histories and other geologic, economic, ownership and engineering data related to our properties in arriving at their reserve estimates. Proved reserves as of each date indicated reflect all acquisitions and dispositions completed as of that date. A report of DeGolyer & MacNaughton regarding its estimates of our proved reserves as of December 31, 2015 has been filed as Exhibit 99.1 to this report.

	Years Ended
	December 31,
	2014(1)	2015(2)
Net proved reserves (end of period)
Oil (MBbl)(3)
Developed	26,287	12,286
Undeveloped (4)	12,273	—
Total	38,560	12,286
Natural gas (MMcf)
Developed	8,941	4,941
Undeveloped (4)	1,992	—
Total	10,933	4,941
Total proved reserves (MBOE)	40,382	13,109
% Oil	95%	94%
% Proved Developed	69%	100%
Proved Reserves to Production Ratio	16 years	9 years (5)
Present Values (thousands):
Discounted estimated future net cash flow before income taxes (PV-10)(6)	$734,313	$17,445
Standardized measure of discounted estimated future net cash flow after income taxes (Standardized Measure)	$648,154	$17,445

(1)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.99 per Bbl for oil and natural gas liquids and $4.35 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees, regional price differentials and other factors to arrive at prices of $86.69 per Bbl for oil, $71.12 per Bbl for natural gas liquids and $5.21 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2014.

(2)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $50.28 per Bbl for oil and natural gas liquids and $2.58 per MMBtu for natural gas were adjusted as described in note (1) above to arrive at prices of $38.32 per Bbl for oil, $32.28 per Bbl for natural gas liquids and $2.96 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2015.

(3)

Our natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 3.8% and 5.8% at December 31, 2014 and 2015, respectively) therefore, natural gas liquids are not presented separately but rather are included with oil volumes.

(4)

The revisions of previous estimates are primarily related to our inability to recognize development plans beyond the current year given the uncertainty surrounding our ability to continue as a going concern.

(5)	BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.
(6)

Our definition of PV‑10, and a reconciliation of a standardized measure of discounted future net cash flows to PV‑10, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—PV‑10.”

Changes in Proved Reserves

Our net proved reserves of 13.1 MMBOE as of December 31, 2015 decreased 67% from 40.4 MMBOE as of December 31, 2014. Our estimated oil and natural gas reserves were principally affected by the following during 2015:

•	Current year production decreased reserves by 1.5 MMBOE; and
•	Year over year reserve revisions were primarily impacted by a large write down of proved reserves at Hastings (5.1 MMBOE) related to the drop in commodity prices.
•

As mentioned above, our ability to continue as a going concern is uncertain and therefore we have been unable to adopt definitive development plans for 2016 and beyond.  As a result, 12.6 MMBOE of PUD reserves relating to South Ellwood and West Hastings that were booked as of December 31, 2014 have been removed as of December 31, 2015.

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

Our year‑end reserve report is prepared by DeGolyer & MacNaughton in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. DeGolyer & MacNaughton prepares the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. This information is reviewed by knowledgeable members of our company for accuracy and completeness prior to submission to DeGolyer & MacNaughton. Upon analysis and evaluation of the data, DeGolyer & MacNaughton issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Reserves Manager, relevant Reservoir Engineers and Mark DePuy, our Chief Executive Officer, for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S‑X. Once all questions have been addressed, DeGolyer & MacNaughton issues the final appraisal report, reflecting its conclusions.

A letter which identifies the professional qualifications of the individual at DeGolyer & MacNaughton who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2015 has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.

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

	Year Ended December 31,
	2013	2014	2015
Production Volume(1):
Oil (MBbls)(2)	3,180	2,555	1,383
Natural gas (MMcf)	1,724	883	418
MBOE(3)	3,467	2,702	1,453
Daily Average Production Volume:
Oil (Bbls/d)	8,712	7,002	3,785
Natural gas (Mcf/d)	4,723	2,422	1,153
BOE/d(3)	9,499	7,406	3,977
Oil Price per Bbl Produced (in dollars):
Realized price	$95.79	$85.68	$41.84
Realized commodity derivative gain (loss)	(7.66)	(0.01)	56.77
Net realized price	$88.13	$85.67	$98.61
Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.06	$5.29	$3.10
Realized commodity derivative gain (loss)	—	0.13	—
Net realized price	$4.06	$5.42	$3.10
Expense per BOE:
Lease operating expenses	$22.44	$26.77	$37.42
Production and property taxes	$1.02	$2.82	$3.20
Transportation expenses	$0.05	$0.07	$0.14
Depletion, depreciation and amortization	$14.09	$16.31	$16.24
Venoco:
General and administrative expense, net(4)	$14.54	$7.37	$18.24
Interest expense	$18.78	$19.47	$47.62
Denver Parent Corporation:
General and administrative expense, net(4)	$14.61	$7.53	$18.28
Interest expense	$24.99	$32.21	$74.52

(1)	The following table summarizes proved reserves and production for fields that exceed 15% of our total proved reserves as of December 31, 2015:

	Year Ended December 31,
	2013(a)	2014(b)	2015(c)
Proved Reserves(MBOE):
South Ellwood	23,896	20,149	10,562
Sockeye	8,119	7,324	1,475
West Montalvo(d)	7,302	—	—
Hastings(e)	10,907	9,939	—
Sacramento Basin(f)	—	—	—
Other	2,836	2,970	1,072
Total proved reserves	53,060	40,382	13,109
Production Volume(MBOE):
South Ellwood	1,583	1,233	442
Sockeye	879	745	725
West Montalvo(d)	589	428	—
Hastings(e)	—	—	—
Sacramento Basin(f)	102	—	—
Other	314	296	286
Total production volumes	3,467	2,702	1,453

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

(c)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $50.28 per Bbl for oil and natural gas liquids and $2.58 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $38.32 per Bbl for oil, $32.28 per Bbl for natural gas liquids and $2.96 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2015

(d)	Effective July 1, 2014, we sold the Montalvo assets to an unrelated third party for $200.2 million.
(e)

We do not have production related to the Hastings Complex, but we own a reversionary interest that allows us to back‑in to a working interest of approximately 22.45% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project.

(f)	In December 2012, we sold the Sacrament Basin assets to an unrelated third party for $250 million.
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

Drilling Activity

The following table sets forth information with respect to development and exploration wells we completed from January 1, 2013 through December 31, 2015. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Development(3)
	Wells Drilled
	2013	2014	2015
Productive(1)
Gross	2	2	2
Net	2	2	2
Dry(2)
Gross	—	—	—
Net	—	—	—

	Exploration
	Wells Drilled
	2013	2014	2015
Productive(1)
Gross	3	—	—
Net	3	—	—
Dry(2)
Gross	—	—	—
Net	—	—	—

(1)	A productive well is not a dry well, as described below, but a well for which we have set casing. Wells classified as productive do not always provide economic levels of production.
(2)	A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
(3)

In 2015 we drilled two wells to infill locations into the M2 zone from Platform Gail. From an operational perspective, we view these wells as development wells, although one was within the definition of exploration wells under applicable SEC rules.

The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Oil and Natural Gas Wells

The following table details our working interests in producing wells as of December 31, 2015. A well with multiple completions in the same bore hole is considered one well. Wells are classified as oil or natural gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion.

	Gross	Net	Average
	Producing	Producing	Working
	Wells	Wells	Interest
Oil	138	74.3	53.9%
Natural gas	2	2	100%
Total(1)	140	76.3	50.5%

(1)	Amounts shown include 14 oil wells with multiple completions.

Acreage

The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2015. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped(1)		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern California
South Ellwood	7,682	7,682	—	—	7,682	7,682
Santa Clara Federal Unit	36,000	27,360	77	55	36,077	27,415
Dos Cuadras	5,400	1,350	—	—	5,400	1,350
Onshore Monterey Shale	2,995	2,570	22,459	15,338	25,454	17,908
Other Southern California	165	165	4,100	4,081	4,265	4,246
Total Southern California	52,242	39,127	26,636	19,474	78,878	58,601
Sacramento Basin	3,342	3,342	4,768	3,722	8,110	7,064
Texas	6,967	6,328	891	21	7,858	6,349
Other	67	39	—	—	67	39
Total	62,618	48,836	32,295	23,217	94,913	72,053

(1)

The percentage of undeveloped acreage held under leases due to expire in 2016, 2018 and 2019, unless extended by exploration or production activities or extension of lease terms, is approximately 11%, 8% and 3%, respectively.

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

If a well blowout, spill or similar event occurs that is not covered by insurance, it could have a material adverse impact on our financial condition, results of operations and cash flows. See “Risk Factors—Our business involves significant operating risks that could adversely affect our production and could be expensive to remedy. We do not have insurance to cover all of the risks that we may face”.

Remediation Plans and Procedures

As required by regulations imposed by the Bureau of Safety and Environmental Enforcement (“BSEE”), we annually update our existing company oil‑spill response plan as required by regulations, we continue to maintain oil spill response equipment on the platforms, including oil spill containment boom and a boat for boom deployment, and have maintained oil‑spill financial assurance in connection with our offshore operations. Our oil‑spill response plan details procedures for rapid response to spill events that may occur as a result of our operations. The plan calls for training personnel in spill response. Drills are conducted annually to measure and maintain the effectiveness of the plan, and plan or equipment improvements are made accordingly.

Also pursuant to BSEE regulations and similar regulations adopted by the California Department of Fish and Game’s Office of Oil Spill Prevention and Response, we continue to be a member of Clean Seas, LLC, or Clean Seas, a cooperative entity operated with other offshore operators to effectively respond to oil spills in the offshore region in which we operate. The purpose of Clean Seas is to act as a resource to its member companies by providing an inventory of state‑of‑the‑art oil spill response equipment, trained personnel, and expertise in the planning and execution of response techniques. Clean Seas’ Oil Spill Response Organization (OSRO) primarily consists of four oil spill response vessels and one oil spill response barge including all associated manpower, equipment and materials to satisfy federal, state, and local spill response requirements. Clean Seas also recruits and trains local fishermen to assist in oil recovery and the recovery of impacted wildlife. Clean Seas’ designated area of response, which encompasses all of our offshore operations, comprises the open oceans and coastline of the South Central Coast of California including Ventura, Santa Barbara, and San Luis Obispo Counties, and the Santa Barbara Channel Islands.

Title to Properties

We believe that we have satisfactory title to all of our material assets. Title to our properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating and debt agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry. However, we believe that none of these liens, restrictions, easements, burdens and encumbrances materially interfere with our use of those properties, in each case in the operation of our business as currently conducted. We believe that we have obtained sufficient right‑of‑way grants and permits from public authorities and private parties for us to operate our current business in all material respects as described in this report. As is customary in the oil and natural gas industry, we typically make minimal investigation of title at the time we acquire undeveloped properties. We make title investigations and receive title opinions of local counsel only before we commence drilling operations.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is sold to competing buyers, including large oil refining companies and independent marketers. In the year ended December 31, 2015, approximately 97% of our revenues were generated from sales to two purchasers: ConocoPhillips 66 (29%) and Tesoro Refining and Marketing Company (68%). Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of May 13, 2016.

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

Employees

As of December 31, 2015, we had approximately 162 full‑time employees, none of whom were party to collective bargaining arrangements.

Regulatory Environment

Our oil and natural gas exploration, production and transportation activities are subject to extensive regulation at the federal, state and local levels. These regulations relate to, among other things, environmental and land‑use matters, conservation, safety, pipeline use, drilling and spacing of wells, well stimulation, transportation, and forced pooling and protection of correlative rights among interest owners. The following is a summary of some key statutory and regulatory programs that affect our operations.

Environmental and Land Use Regulation

A wide variety of environmental and land use regulations apply to companies engaged in the production and sale of oil and natural gas. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non‑compliance, clean‑up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect.

California Environmental Quality Act (“CEQA”).  CEQA is a California statute that requires consideration of the environmental impacts of proposed actions that may have a significant effect on the environment. CEQA requires the responsible governmental agency to prepare an environmental impact report that is made available for public comment. The responsible agency also is required to consider mitigation measures. The party requesting agency action bears the expense of the report.

Discharges to Waters.  The Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and comparable state statutes impose permitting and regulatory restrictions and controls on the discharge of “pollutants,” including produced waters, sand, drilling fluids, drill cuttings and other substances related to the oil and natural gas industry into onshore, coastal, and offshore waters, and other regulated waters and wetlands. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the Clean Water Act and similar state regulatory programs can result in civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges.

The Clean Water Act also regulates stormwater discharges from industrial properties and construction sites, and requires separate permits and implementation of a Stormwater Pollution Prevention Plan (“SWPPP”) establishing best management practices, training, and periodic monitoring of covered activities. Certain operations also are required to develop and implement Spill Prevention, Control, and Countermeasure (“SPCC”) plans or facility response plans to address potential oil spills from certain above‑ground and underground storage tanks.

Oil Spill Regulation.  The Oil Pollution Act of 1990, as amended (“OPA”), amends and augments the Clean Water Act as it relates to oil spills, and imposes potentially unlimited liability on responsible parties without regard to fault for the removal costs resulting from an offshore facility oil spill in federal waters. However, while the OPA limits liability for certain “damages” resulting from an oil spill, the Bureau of Ocean Energy Management (“BOEM”) announced in December 2014, that it was increasing that liability limit to $133.65 million from $75 million. Responsible parties under the OPA include owners and operators of onshore facilities and pipelines and lessees or permittees of offshore facilities. In addition, BOEM regulations require parties responsible for offshore facilities to provide financial assurance to cover potential OPA liabilities in the amount of $35 million, which can be increased to $150 million in some circumstances.

Regulations promulgated by the BSEE require oil‑spill response plans for offshore oil and natural gas operations, whether operating in state or federal waters. These regulations were designed to be consistent with OPA and other similar requirements. Under BSEE regulations, operators must join a cooperative that makes oil‑spill response equipment available to its members. The California Department of Fish and Wildlife’s Office of Oil Spill Prevention and Response (“OSPR”) has adopted oil‑spill prevention regulations that overlap with federal regulations. We have complied with these OPA, BSEE and OSPR requirements by adopting an offshore oil‑spill contingency plan and becoming a member of Clean Seas, LLC, a cooperative entity operated with other offshore operators to prevent and respond to oil spills in the offshore region in which we operate. See “—Remediation Plans and Procedures”.

Air Emissions.  Our operations are subject to local, state and federal regulations governing emissions of air pollutants. Local air‑quality districts are responsible for much of the regulation of air‑pollutant sources in California. California requires new and modified stationary sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. Because of the severity of ozone levels in portions of California, the state has the most severe restrictions on emissions of volatile organic compounds (“VOCs”) and nitrogen oxides (“NOX”) of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOX. Some of our producing wells are in counties that are designated as non‑attainment for ozone and, therefore, potentially are subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could require the installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air‑emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including BSEE, the California State Lands Commission (“CSLC”), and other local agencies.

Additionally, effective June 4, 2013, an information gathering rule adopted by the South Coast Air Quality Management District (“SCAQMD”), Rule 1148.2, requires well operators of onshore wells subject to SCAQMD’s jurisdiction to notify SCAQMD before undertaking certain activities at wells, including hydraulic fracturing, and then to report information regarding chemical usage and operational data regarding those well activities. SCAQMD anticipates reviewing the information gathered under SCAQMD Rule 1148.2 and developing regulations if necessary to protect air quality. If SCAQMD develops regulations regarding well activities, including hydraulic fracturing, our operating costs could increase.

Waste Disposal.  We currently own or lease a number of properties that have been used for production of oil and natural gas for many years. Although we believe the prior owners and/or operators of those properties generally utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we currently own or lease. State and federal laws applicable to oil and natural gas wastes have become more stringent. Under new laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial well‑ plugging operations to prevent future, or mitigate existing, contamination.

We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. Although certain oil and natural gas exploration and production wastes currently are exempt from regulation as hazardous wastes under RCRA, the federal Environmental Protection Agency (“EPA”) has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our oil and natural gas operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean‑up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

Superfund.  Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

Abandonment, Decommissioning and Remediation Requirements.  Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production and transportation facilities and the environmental restoration of operations sites. BSEE regulations, coupled with applicable lease and permit requirements and each property’s specific development and production plan, prescribe the requirements for decommissioning our federally leased offshore facilities. CSLC and the California Department of Conservation, Division of Oil, Gas and Geothermal Resources (“DOGGR”) are the principal state agencies responsible for regulating the drilling, operation, maintenance and abandonment of all oil and natural gas wells in the state, whether onshore or offshore. BOEM regulations require federal leaseholders to post performance bonds. See “—Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations—Plugging and Abandonment Costs” for a discussion of our principal obligations relating to the abandonment and decommissioning of our facilities.

California Coastal Act.  The California Coastal Act regulates the conservation and development of California’s coastal resources. The California Coastal Commission (the “Coastal Commission”) works with local governments to make permit decisions for new developments in certain coastal areas and reviews local coastal programs, such as land‑use restrictions. The Coastal Commission also works with the OSPR to protect against and respond to coastal oil spills. The Coastal Commission has direct regulatory authority over offshore oil and natural gas development within the state’s three mile jurisdiction and has authority, through the Federal Coastal Zone Management Act, over federally permitted projects that affect the state’s coastal zone resources. We conduct activities that may be subject to the California Coastal Act and the jurisdiction of the Coastal Commission.

Marine Protected Areas (“MPAs”).  In 2000, President Clinton issued Executive Order 13158, which directs federal agencies to strengthen management, protection and conservation of existing MPAs and to establish new MPAs. The executive order requires federal agencies to avoid causing harm to MPAs through federally conducted, approved, or funded activities. The order also directs EPA to propose new regulations under its Clean Water Act authority to ensure protection of the marine environment. This order and related Clean Water Act regulations have the potential to adversely affect our operations by restricting areas in which we may engage in future exploration, development, and production operations and by causing us to incur increased expenses.

Naturally Occurring Radioactive Materials (“NORM”).  Our operations my generate wastes containing NORM. Certain oil and natural gas exploration and production activities can enhance the radioactivity of NORM. NORM primarily is regulated by state radiation control regulations. The Occupational Safety and Health Administration also has promulgated regulations addressing the handling and management of NORM. These regulations impose certain requirements regarding worker protection, the treatment, storage, and disposal of NORM waste, the management of NORM containers, tanks, and waste piles, and certain restrictions on the uses of land with NORM contamination.

Well Stimulation Regulations.  We have on occasion in the past engaged in activities involving the use of hydraulic fracturing and other well‑stimulation methods, and could use them in the future. Hydraulic fracturing is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock to a production well. Fractures typically are created through the injection of water, chemicals, and sand or other “proppants” into the rock formation. Several federal entities, including the EPA, recently have asserted potential regulatory authority over hydraulic fracturing, and the EPA is also conducting a nationwide study into the effects of hydraulic fracturing on drinking water. In June 2015, the EPA released a draft study report for peer review and comment. The draft report did not find evidence of widespread systemic impacts to drinking water, but did find a relatively small number of site-specific impacts. The EPA noted that these results could indicate that such effects are rare or that other limiting factors exist. A final report is expected in 2016. Moreover, in April 2015, the EPA proposed regulations under the CWA to impose pretreatment standards on wastewater discharges associated with hydraulic fracturing activities. Other federal agencies have examined and are continuing to examine hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. Federal agencies have also adopted or are considering additional regulation of hydraulic fracturing.  For example, on March 26, 2016, the U.S. Occupational Safety and Health Administration (“OSHA”) issued a final rule, with effective dates of 2018 and 2021 for the hydraulic fracturing industry, which imposes stricter standards for worker exposure to silica, including worker exposure to sand in hydraulic fracturing.

On March 20, 2015 the BLM released a final rule, which currently is stayed pending further litigation, that will regulate hydraulic fracturing on federal and Indian lands. The rule requires operators to: (i) submit detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, the depths of all usable water, estimated volume of fluid to be used, and estimated direction and length of fractures, to the BLM before hydraulically fracturing an existing well; (ii) design and implement a casing and cementing program that follows best practices and meets performance standards to protect and isolate “usable” water; (iii) monitor cementing operations during well construction; (iv) take remedial action if there are indications of inadequate cementing, and demonstrate to the BLM that the remedial action was successful; (v) perform a successful mechanical integrity test prior to the hydraulic fracturing operation; (vi) monitor annulus pressure during a hydraulic fracturing operation; (vii) manage recovered fluids in rigid enclosed, covered or netted and screened above‑ground storage tanks, with very limited exceptions that must be approved on a case‑by‑case basis; (viii) disclose the chemicals used to the BLM and the public, with limited exceptions for material demonstrated to be trade secrets; and (ix) provide documentation of all of the above actions to the BLM. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. If such legislation is adopted in the future, it would establish an additional level of regulation and impose additional costs on our operations.

EPA also has begun a Toxic Substances Control Act (“TSCA”) rulemaking, which will collect expansive information on the chemicals used in hydraulic fracturing fluid, as well as other health‑related data, from chemical manufacturers and processors. In addition, on January 7, 2015, several national environmental advocacy groups filed a lawsuit requesting that EPA grant their October 24, 2012 petition to add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under EPCRA’s Toxics Release Inventory (TRI) program. In an October 22, 2015 response, EPA granted the petition with respect to natural gas processing facilities and stated that it will propose adding those facilities to the scope of the TRI program.  However, EPA declined to propose adding any other oil and gas facilities to that program.

EPA also finalized major new Clean Air Act standards (New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants) applicable to hydraulically fractured natural gas wells in August 2012 known as “Quad O.” The standards require, among other things, use of reduced emission completions, or green completions, to reduce VOC emissions during hydraulically fractured natural gas well completions as well as new controls applicable to a wide variety of storage tanks and other equipment, including compressors, controllers, and dehydrators at gas well affected facilities. Following a legal challenge and several petitions for administrative reconsideration of the Quad O rules, EPA issued final amendments related to storage tanks, green completions, and other provisions of the rule in September 2013 and December 2014 respectively. Most key provisions in Quad O took effect in 2015. The rules associated with such standards are substantial and will likely increase future costs of our operations and will require us to make modifications to our operations or install new equipment.  In August 2015, the EPA proposed a package of new regulations under the CAA to reduce methane emissions from new and modified sources in the oil and gas sector. Concurrent with the proposed methane rules, the EPA also proposed a new rule for aggregating adjacent operational units into a single source for review and permitting and recommended guidelines for reducing volatile organic compound emissions from existing equipment. In October 2015, the EPA lowered the national ambient air quality standard (“NAAQS”) for ozone under the CAA from 75 parts per billion to 70 parts per billion, which is the same standard that has been in effect in California since 2005.

On September 20, 2013, California enacted Senate Bill 4, which requires the DOGGR to promulgate regulations regulating well‑stimulation operations, including hydraulic fracturing and certain acid stimulation treatments. On December 30, 2014, DOGGR released its final regulations, which went into effect on July 1, 2015. The final regulations require operators to obtain a permit prior to conducting well‑stimulation operations, notify DOGGR 72 hours prior to the start well‑stimulation treatments, and disclose various types of operational data, including the chemical composition of well‑stimulation fluids, which will be made available on a publicly accessible website. Operators also are required to hire an independent third party to notify every neighboring tenant and landowner within a prescribed distance at least 30 days prior to commencing well‑stimulation operations and to test well water and surface water suitable for drinking if requested by neighboring landowners. The regulations also require operators to evaluate and test the casing, tubing, and cement lining of the well borehole and related equipment to ensure that the well’s construction is more than adequate to withstand hydraulic fracturing operations. In addition, operators must ensure that all potentially productive zones, zones capable of over‑pressurizing the surface casing annulus, or corrosive zones are isolated and sealed to prevent vertical migration of gases or fluids behind the casing. The regulations also require operators to monitor and test the well during and after hydraulic fracturing operations to verify that no well failure has occurred. Operators also are required to monitor the California Integrated Seismic Network during and after hydraulic fracturing to determine if any earthquakes of magnitude 2.7 or greater occur within a specified area around the well. If such an earthquake occurs, further hydraulic fracturing in the area is suspended until authorized by DOGGR. Our current operations do not fall within the scope of Senate Bill 4 or the interim or final regulations. However, we will continue to monitor regulatory developments in this area.

Under Senate Bill 4, the state completed an environmental impact report (EIR) analyzing the effects of hydraulic fracturing statewide, on July 1, 2015. While the final EIR concludes that hydraulic fracturing has the potential to cause “significant and unavoidable impacts to aesthetics, air quality, biological resources, cultural resources, geology, soils and mineral resources, greenhouse gas emissions, land use planning, risk of upset/public and worker safety, and transportation and traffic,” it notes that all of these risks can be mitigated or prevented. In addition, the draft EIR concludes that hydraulic fracturing is the “Environmentally Superior Alternative” because limiting or prohibiting hydraulic fracturing would require greater levels of imported oil and gas resources, which would pose social, political, and economic consequences at the state and national scales.

Also, some states have adopted, and other states are considering adopting, requirements that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, several states require the well‑by‑well public disclosure of all the constituent chemicals, compounds and water volume contained in fluids used for hydraulic fracturing. In addition, many states also require specific construction and testing requirements for wells that will be hydraulically fractured.

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

Greenhouse Gas Regulation.  Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas (“GHG”) emissions passed in response to climate change concerns, may increase our operating costs and reduce the demand for the oil and natural gas we produce. EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allowed EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. As a result, EPA has begun to implement GHG‑related reporting and permitting rules, with which we are complying. In June 2014, however, the United States Supreme Court invalidated a portion of EPA’s GHG program in the case Utility Air Regulatory Group v. EPA (“UARG”). Specifically, under the Supreme Court’s UARG opinion, sources subject to the federal Title V and/or the Prevention of Significant Deterioration (“PSD”) programs because of emissions of non‑GHG pollutants may still be subject to GHG permitting, including requirements to install Best Available Control Technology (“BACT”). Sources that would be subject to Title V or PSD because of GHG emissions only, however, are no longer subject to GHG permitting requirements, including GHG BACT requirements. Upon remand, EPA currently is considering how to implement the Court’s decision.

On May 12, 2016, the EPA announced its final regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of an effort to reduce methane emissions from the oil and natural gas sector by 40 to 45 percent from 2012 levels by 2025. Under the rule, oil and gas companies will have to find and repair leaks, capture gas from the completion of fracked wells, limit emissions from new and modified pneumatic pumps, and limit emissions from several types of equipment used at gas transmission compressor stations, including compressors and pneumatic controllers. The California Air Resources Board (“CARB”) also is working on a rulemaking to reduce methane emissions from oil and gas production, processing, storage, and well stimulation (including hydraulic fracturing). CARB has held a series of workshops concerning the draft regulations, which include additional control, monitoring, recordkeeping, and reporting requirements focused on fugitive methane emissions for much of the oil and natural gas industry. In addition, on March 10, 2016, EPA announced that it will begin a formal process under CAA § 111(d) to require companies operating existing oil and gas sources to provide information to assist EPA in developing comprehensive regulations to reduce methane emissions. EPA will send Information Collection Requests (ICRs) to operators to gather information on existing sources of methane emissions, technologies to reduce those emissions, and the costs of those technologies in the production, gathering, processing, and transmission and storage segments of the oil and gas sector.

The U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy‑wide cap on GHG emissions in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. On September 27, 2006, California’s governor signed into law Assembly Bill (AB) 32, known as the “California Global Warming Solutions Act of 2006,” which established a statewide cap on GHGs designed to reduce the state’s GHG emissions to 1990 levels by 2020 and establishes a “cap and trade” program. The California Air Resources Board adopted GHG regulations that went into effect on January 1, 2012, and the enforceable compliance obligations began on January 1, 2013. These regulations do not directly impact our operations as the first phase includes major industrial sources and utilities, while the second phase, which started in 2015, addresses distributors of transportation fuels, natural gas, and other fuels. We will continue to monitor the implementation of these regulations through industry trade groups and other organizations in which we are a member. Our current operations are subject to the reporting requirements of these regulations; however, our operations are not subject to current California cap and trade regulations.

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

Our offshore leases in state waters or “tidelands” (within three miles of the coastline) are administered by the state of California and require compliance with certain CSLC and DOGGR regulations. CSLC serves as the lessor of our state offshore leases and is charged with overseeing leasing, exploration, development and environmental protection of state tidelands.

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

Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations

Significant potential costs relating to environmental and land‑use regulations associated with our existing properties and operations include those relating to: (i) plugging and abandonment of facilities; (ii) clean‑up costs and damages due to spills or other releases; and (iii) penalties imposed for spills, releases or non‑compliance with applicable laws and regulations. As is customary in the oil and natural gas industry, we typically have contractually assumed, and may assume in the future, obligations relating to plugging and abandonment, clean‑up and other environmental costs in connection with our acquisition of operating interests in various fields, and these costs can be significant.

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

As described in the notes to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $33.3 million as of December 31, 2015. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation and the risk profile of the Company at the time of the estimate. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

Under a variety of applicable laws and regulations, including CERCLA, RCRA and BSEE regulations, we could in some circumstances be held responsible for abandonment and clean‑up costs relating to our operations, both onshore and offshore, notwithstanding contractual arrangements that assign responsibility for those costs to other parties.

Clean‑up Costs.  Certain of our facilities have known environmental contamination for which we will be responsible for the associated clean‑up efforts, subject to our right to be indemnified by third parties in some cases. The regulators generally have not yet determined the applicable clean‑up requirements associated with the facilities. However, we expect that we will be permitted to defer remedial actions until we cease operations at the relevant facilities. As the clean‑up is expected to be performed at the end of the useful life of the relevant facilities, we have included estimates for the cost of the clean‑up in our asset retirement obligations reflected in our financial statements.

Penalties for Non‑Compliance.  We believe that our operations are in material compliance with all applicable oil and natural gas, safety, environmental and land‑use laws and regulations. However, from time to time we receive notices of noncompliance with Clean Air Act and other requirements from relevant regulatory agencies. We received a number of minor notices of violation (“NOVs”) from regulatory agencies in 2015. We do not expect to incur significant penalties with respect to any outstanding NOV. See “Legal Proceedings.”

Other Regulation

The pipelines we use to gather and transport our oil and natural gas are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), and the Pipeline Safety Act of 1992, which relate to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Under the Pipeline Safety Act, the Research and Special Programs Administration of DOT is authorized to require certain pipeline modifications as well as operational and maintenance changes. We believe our pipelines are in substantial compliance with HLPSA and the Pipeline Safety Act. Nonetheless, we could incur significant expenses if new or additional safety requirements are implemented.

The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act and the Natural Gas Policy Act. Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open‑access, non‑ discriminatory basis.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers as of December 31, 2015.

Name	Age	Position
Timothy Marquez	57	Executive Chairman of Venoco; Chief Executive Officer of DPC
Mark A. DePuy	60	Chief Executive Officer of Venoco; President and Chief Operating Officer of DPC
Scott M. Pinsonnault	45	Chief Financial Officer of Venoco and DPC
Brian E. Donovan	51	General Counsel and Secretary of Venoco and DPC
Mike Wracher	60	Vice President, Southern California Operations of Venoco

Timothy Marquez is DPC’s sole director and its CEO, having served in those roles since its formation in January 2012. He co‑founded Venoco in September 1992 and served as its CEO from its formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until we acquired it in March 2005. Mr. Marquez returned as Venoco’s Chairman, CEO and President in June 2004. He became Venoco’s Executive Chairman in August 2012. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions.

Mark DePuy became Venoco’s Chief Executive Officer in June of 2014. Mr. DePuy initially joined us in 2005 as Vice President of Northern Assets. The following year, he was named COO and oversaw our assets in Northern and Southern California, as well as numerous field operations in Texas. Mr. DePuy resigned as our COO in October 2008, after which he provided consulting services for us on coastal development projects in California. From March 2010 through November 2011, he served as CEO and President of Great Western Oil and Gas, a private oil and gas company with operations focused primarily in Colorado and North Dakota. Mr. DePuy rejoined us in the role of Senior Vice President, Business Development and Acquisitions in December 2011. He also has 27 years of experience in various operational, management and business planning functions with Unocal/Chevron in both the domestic and international operations. Mr. DePuy has an M.B.A. from the University of California, Los Angeles and a B.S. in petroleum engineering from the Colorado School of Mines.

Scott Pinsonnault became Venoco’s Chief Financial Officer in May of 2015 after serving as Interim CFO with the Company for nearly six months. Mr. Pinsonnault has 17 years of operating and financial experience, specifically in energy, oil and gas, and related industries. In his role as Managing Director at Opportune LLP’s Energy Practice, Mr. Pinsonnault’s experience includes work with diverse constituencies including public and private companies and their boards, equity sponsors, lenders, trusts and regulatory agencies. Mr. Pinsonnault’s strong financial background is backed up by five years of hands-on technical, geologic, operational, and engineering experience garnered while serving in various leadership roles at Deloitte, American Capital Limited, GE Financial Services and Quicksilver Resources.  Mr. Pinsonnault has and MBA from Tulane’s A.B. Freeman School of Business, an M.S. in Geology and Geophysics from Texas A&M and a B.S. from Saint Lawrence University.

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

Michael Wracher became Venoco’s Senior Vice President of Southern California Operations in July 2015. He joined Venoco in 1998 and has held various roles of increasing responsibility in development, exploration and operations, including Vice President, Exploration and Vice President, Sacramento Basin.  Prior to joining Venoco, Mr. Wracher worked for Mobil Oil Corporation where he was responsible for both development and exploration geology.  Mr. Wracher holds a B.S. in Geology from Fort Lewis College, a M.S. in Geology from San Diego State University and a M.S. in Global Energy Management from the University of Colorado, Denver.

Available Information

We maintain a link to investor relations information on our website, www.venocoinc.com, where we make available, free of charge, Venoco and joint Venoco/DPC filings with the SEC, including annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of our code of business conduct and ethics and certain other governance documents. You may request a printed copy of these materials or any exhibit to this report by writing to the Corporate Secretary, Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado, 80202‑1370. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1‑800‑ SEC‑0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website, and the information contained on or connected to our website, is not incorporated by reference herein and our web address is included as an inactive textual reference only.

ITEM 1A.  Risk Factors

Risks Related to Bankruptcy

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

On March 18, 2016, the Company filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to Chapter 7 proceedings; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements related to the adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. The Bankruptcy Court approved the disclosure statement with respect to the Plan on May 16, 2016. While a confirmation hearing on the Plan has been scheduled on July 13, 2016, it is possible that hearing could be delayed. It is also possible that the Bankruptcy Court will not confirm the Plan.

Creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under Section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, or equity interests).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. While we entered into a Debtor-in-Possession (DIP) Credit Agreement in connection with the Chapter 11 filings, which provides for a multi-draw term loan in an aggregate amount of up to $35.0 million, as of the date hereof, we have not received a commitment for any additional interim financing or exit financing to repay the DIP financing if drawn.

There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs on acceptable terms.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may change materially relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

The implementation of our Chapter 11 Plan may limit or reduce, and transfers and issuances of our equity otherwise may impair our ability to utilize our federal income tax net operating loss carryforwards and depreciation, depletion and amortization deductions in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. The Company has net operating loss carryforwards of approximately $558 million as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. Under our Chapter 11 plan, as a result of excluding cancellation of debt income and being required to reduce certain tax attributes, including our net operating losses and our tax basis in our assets, we anticipate that our ability to carry forward our existing net operating losses will be significantly reduced or eliminated, regardless of whether Section 382 applies.  In addition if we experience an “ownership change,” as defined in Section 382, then our ability to otherwise use our current or future net operating loss carryforwards and amortizable tax basis in our properties, in each case prior to such ownership change, may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” under Section 382 if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Further, future deductions for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis.

Risks Related to our Business:

Commodity prices are volatile and change for reasons that are beyond our control. Decreases in the price we receive for our production adversely affect our business, financial condition, results of operations and liquidity.

Declines in the prices we receive for our production adversely affect many aspects of our business, including our financial condition, revenues, profitability, cash flows, results of operations, liquidity, rate of growth, quantity and present value of our reserves, and the carrying value of our properties, all of which depend primarily or in part upon those prices. For example, due in significant part to lower commodities prices, our revenues from oil and natural gas sales declined 74% in the fourth quarter of 2015 compared to the same period in 2014. Declines in the prices we receive for our oil and natural gas also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and the estimated value of that production and, as a result, adversely affect our estimated proved reserves. For example, lower commodity prices contributed to a dramatic decline in our proved reserves from December 31, 2014 to December 31, 2015.  Among other things, a reduction in our reserves can limit the capital available to us, as the availability of many sources of capital likely will be based to a significant degree on the estimated quantities and value of those reserves.

Commodity prices are subject to wide fluctuations in response to changes in supply and demand. Prices have historically been volatile and are likely to continue to be volatile in the future. During 2015, the daily Brent oil spot price ranged from a high of $66.77 per Bbl to a low of $36.11 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu. The prices of oil and natural gas are affected by a variety of factors that are beyond our control, including changes in global supply and demand for oil and natural gas, domestic and foreign governmental regulations and taxes, geopolitical factors affecting other oil producing countries, the actions of members of the Organization of Petroleum Exporting Countries, or OPEC, the level of global oil and natural gas exploration activity and inventories, the price, availability and consumer acceptance of alternative fuel sources, the availability of refining capacity, technological advances affecting energy consumption, weather conditions, speculative activity, financial and commercial market uncertainty and worldwide economic conditions.

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

Our business is capital intensive, and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and/or conduct the exploration, exploitation and development activities necessary to replace our reserves, to pay expenses and to satisfy our other obligations. In recent years, we have chosen to pursue projects that required capital expenditures in excess of cash flow from operations. That fact has made us dependent on external financing to a greater degree than many of our competitors. If we reduce our capital spending in an effort to conserve cash this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flow from operations and income. We have reduced our planned capital expenditures for 2016 relative to 2015, and expect this to result in a decline in production for the year.

DPC is a holding company and is dependent on distributions from Venoco to pay its obligations on its senior notes.

DPC is a holding company with no business operations and no material assets other than the capital stock of Venoco. All of our operations are conducted through Venoco and its subsidiaries. Consequently, DPC is dependent on dividends, distributions, loans or other payments from Venoco to satisfy its obligations.

The ability of Venoco to pay dividends and make other payments to DPC will depend on the cash flows and earnings of Venoco and its subsidiaries, which, in turn, are subject to all of the risks associated with operating in the oil and natural gas industry and as discussed in this section. The ability of DPC’s direct and indirect subsidiaries to pay dividends and make distributions may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which they enter.

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

Additionally, SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be recorded if they relate to wells scheduled to be drilled within five years after the date of booking. This rule has limited and may in the future limit our ability to record additional proved undeveloped reserves as we pursue our drilling program although we had no proved undeveloped reserves as of December 31, 2015. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five‑year timeframe.

Estimation of proved undeveloped reserves and proved developed non‑producing reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved undeveloped reserves and proved developed non‑producing reserves will not be realized until sometime in the future, if at all.

You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The actual prices we receive for our production, the timing and success of the production and the expenses related to the development of oil and natural gas properties, each of which is subject to numerous risks and uncertainties, will affect the timing and amount of actual future net cash flows from our proved reserves and their present value. In addition, our PV‑10 estimates are based on assumed future prices and costs. Because market prices for oil at the end of 2015 were significantly lower than the assumed future prices for the year determined under SEC rules, the estimated quantity and present values of our reserves presented in this report are higher than they would be if we had used year‑end oil prices instead. Moreover, the lower year‑end prices may be more reflective of future economic conditions. Further, the effect of derivative instruments is not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate PV‑10 may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

•	title problems;
•	problems in delivery of our oil and natural gas to market;
•	pressure or irregularities in geological formations;
•	equipment or wellbore failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	compliance with environmental and other governmental requirements, including with respect to permitting issues; and
•	costs of, or shortages or delays in the availability of, drilling rigs, equipment, qualified personnel and services.

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

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, processing facilities and related infrastructure and services owned by third parties. In general, we do not control these assets or services and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these assets or services could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations.  For example, we have been significantly adversely affected by the rupture and shutdown of the Plains pipeline. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own or provide facilities or services we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we generally do not maintain insurance.

Our hedging arrangements involve credit risk and may limit future revenues from price increases, result in financial losses or reduce our income.

To reduce our exposure to commodity price fluctuations, we enter into hedging arrangements with respect to a portion of our production. See “Quantitative and Qualitative Disclosures About Market Risk” for a summary of our hedging activity. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

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

Our operations and facilities are subject to extensive federal, state, and local laws and regulations relating to exploration for, and the exploitation, development, production and transportation of, oil and natural gas, as well as environmental, safety and other matters. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may harm our business, results of operations and financial condition. Laws and regulations applicable to us include those relating to:

•	land use restrictions, which are particularly strict along the coast of southern California where many of our operations are located;
•	drilling bonds and other financial responsibility requirements;
•	spacing of wells;
•	emissions into the air;
•	unitization and pooling of properties;
•	habitat and endangered species protection;
•	the management and disposal of hazardous substances, oil field waste and other waste materials;
•	the use of underground storage tanks;
•	transportation and drilling permits;
•	the use of underground injection wells, which affects the disposal of water from our wells;
•	safety precautions and compliance requirements;

•	hydraulic fracturing (including limitations on the use of this technology);
•	the prevention of oil spills;
•	the closure of production facilities;
•	operational reporting; and
•	taxation and royalties.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	releases or discharges of hazardous materials;
•	well reclamation costs;
•	oil spill clean‑up costs;
•	other remediation and clean‑up costs;
•	plugging and abandonment costs, which may be particularly high in the case of offshore facilities;
•	governmental sanctions, such as fines and penalties; and
•	other environmental damages.

Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. We were, previously, a defendant in a series of lawsuits alleging, among other things, that air, soil and water contamination from the oil and natural gas facility at our Beverly Hills field caused the plaintiffs to develop cancer or other diseases or to sustain related injuries. Similar suits and/or related indemnity claims in the future could have a material adverse effect on our financial condition. Moreover, compliance with applicable laws and regulations could require us to delay, curtail or terminate existing or planned operations.

Some environmental laws and regulations impose strict liability. Strict liability means that in some situations we could be exposed to liability for clean‑up costs and other damages as a result of conduct that was lawful at the time it occurred and without negligence on our part or for the conduct of prior operators of properties we have acquired or other third parties, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. Similarly, some environmental laws and regulations impose joint and several liability, meaning that we could be held responsible for more than our share of a particular reclamation or other obligation, and potentially the entire obligation, where other parties were involved in the activity giving rise to the liability. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws and regulations, for example by installing and maintaining pollution control devices. Similarly, our plugging and abandonment obligations will be substantial and may be more than our estimates. Compliance costs are relatively high for us because many of our properties are located offshore California and in other environmentally sensitive areas and because California environmental laws and regulations generally are very strict. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters, but they will be material. Environmental risks generally are not fully insurable.

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

Zoning.  Venoco’s Ellwood Onshore Facility (“EOF”) is located in the City of Goleta, Santa Barbara County, California. The EOF removes water and gas from crude oil produced from Venoco’s platform Holly before it is transported by pipeline to market. The EOF is a legal non‑conforming use because, in 1991, after the EOF was constructed, the County of Santa Barbara rezoned the property for recreational uses. In January 2015, the Goleta City Council passed an ordinance establishing procedures and guidelines for the termination of nonconforming uses. Under the ordinance, the Goleta City Council could hold a hearing and, after considering certain factors specified in the ordinance, order the termination of the nonconforming use within five years. If so, and if a termination order were entered, Venoco could then apply for a modification of the order to extend the date by which the nonconforming use for the EOF must cease up to an additional 15 years. However, there can be no assurance that such a modification would be granted, or that any legal challenge Venoco might bring regarding the ordinance or its implementation would be successful. If the EOF is terminated, Venoco would have to find an economical alternative to processing crude oil at the EOF or stop producing crude oil from platform Holly. Any alternative processing arrangement would likely entail increased costs, and these costs could be material. Venoco and the City of Goleta have entered into a tolling agreement to give the parties time to gather information and determine whether a negotiated settlement of the dispute is feasible. If Venoco is prevented from using the EOF, this could have a material adverse effect on our production, reserves, cash flows and liquidity.

Greenhouse Gases.  The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allows EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. EPA is implementing GHG‑related reporting and permitting rules, with which we are complying. Similarly, the U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy‑wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. On September 27, 2006, California’s governor signed into law Assembly Bill (AB) 32, known as the “California Global Warming Solutions Act of 2006,” which established a statewide cap on GHGs designed to reduce the state’s GHG emissions to 1990 levels by 2020 and establishes a cap and trade program. The California Air Resources Board adopted cap and trade regulations that went into effect on January 1, 2012. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

On May 12, 2016, the EPA announced its final regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of an effort to reduce methane emissions from the oil and natural gas sector by 40 to 45 percent from 2012 levels by 2025. Under the rule, oil and gas companies will have to find and repair leaks, capture gas from the completion of fracked wells, limit emissions from new and modified pneumatic pumps, and limit emissions from several types of equipment used at gas transmission compressor stations, including compressors and pneumatic controllers. The California Air Resources Board (“CARB”) also is working on a rulemaking to reduce methane emissions from oil and gas production, processing, storage, and well stimulation (including hydraulic fracturing). CARB has held a series of workshops concerning the draft regulations, which include additional control, monitoring, recordkeeping, and reporting requirements focused on fugitive methane emissions for much of the oil and natural gas industry. In addition, on March 10, 2016, EPA announced that it will begin a formal process under CAA § 111(d) to require companies operating existing oil and gas sources to provide information to assist EPA in developing comprehensive regulations to reduce methane emissions. EPA will send Information Collection Requests (ICRs) to operators to gather information on existing sources of methane emissions, technologies to reduce those emissions, and the costs of those technologies in the production, gathering, processing, and transmission and storage segments of the oil and gas sector.

Hydraulic Fracturing.  We have on occasion in the past engaged in activities involving the use of hydraulic fracturing, and could use hydraulic fracturing in the future. Hydraulic fracturing is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock to a production well. Fractures typically are created through the injection of water and chemicals into the rock formation. Several federal entities, including the EPA, recently have asserted potential regulatory authority over hydraulic fracturing, and the EPA is also conducting a nationwide study into the effects of hydraulic fracturing on drinking water. In June 2015, the EPA released a draft study report for peer review and comment. The draft report did not find evidence of widespread systemic impacts to drinking water, but did find a relatively small number of site-specific impacts. The EPA noted that these results could indicate that such effects are rare or that other limiting factors exist. A final report is expected in 2016. Moreover, in April 2015, the EPA proposed regulations under the CWA to impose pretreatment standards on wastewater discharges associated with hydraulic fracturing activities. Other federal agencies have examined and are continuing to examine hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. Federal agencies have also adopted or are considering additional regulation of hydraulic fracturing. For example, on March 26, 2016, the U.S. Occupational Safety and Health Administration (“OSHA”) issued a final rule, with effective dates of 2018 and 2021 for the hydraulic fracturing industry, which imposes stricter standards for worker exposure to silica, including worker exposure to sand in hydraulic fracturing.

On March 20, 2015 the BLM released a final rule, which is currently stayed pending further litigation, that will regulate hydraulic fracturing on federal and Indian lands. The rule requires operators to: (i) submit detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, the depths of all usable water, estimated volume of fluid to be used, and estimated direction and length of fractures, to the BLM before hydraulically fracturing an existing well; (ii) design and implement a casing and cementing program that follows best practices and meets performance standards to protect and isolate “usable” water; (iii) monitor cementing operations during well construction; (iv) take remedial action if there are indications of inadequate cementing, and demonstrate to the BLM that the remedial action was successful; (v) perform a successful mechanical integrity test prior to the hydraulic fracturing operation; (vi) monitor annulus pressure during a hydraulic fracturing operation; (vii) manage recovered fluids in rigid enclosed, covered or netted and screened above‑ground storage tanks, with very limited exceptions that must be approved on a case‑by‑case basis; (viii) disclose the chemicals used to the BLM and the public, with limited exceptions for material demonstrated to be trade secrets; and (ix) provide documentation of all of the above actions to the BLM. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. If such legislation is adopted in the future, it would establish an additional level of regulation and impose additional costs on our operations.

Also, some states have adopted, and other states are considering adopting, requirements that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. Some states, municipalities, and other local governmental bodies also have purported to regulate, and in some cases prohibit, hydraulic fracturing activities. For example, Vermont and New York have banned the use of the technology. In addition, various counties and municipalities around the country have passed laws restricting or prohibiting hydraulic fracturing. Our operations currently are not impacted by such laws. However, there is a risk that our operations could be adversely impacted by such laws in the future, especially since our operations are located in California, which historically has been at the forefront of environmental regulation. We will continue to monitor developments in this area.

On September 20, 2013, California enacted Senate Bill 4, which requires the California Department of Conservation, Division of Oil, Gas and Geothermal Resources (“DOGGR”) to promulgate regulations regulating well stimulation operations, including hydraulic fracturing and certain acid stimulation treatments. On December 30, 2014, DOGGR released its final regulations, which go into effect on July 1, 2015. The final regulations require operators to obtain a permit prior to conducting well‑stimulation operations, notify DOGGR prior to the start of well stimulation treatments, and disclose various types of operational data, including the chemical composition of well‑stimulation fluids, which will be made available on a publicly accessible website. Operators also are required to notify every neighboring tenant and landowner within a prescribed distance at least 30 days prior to commencing well‑stimulation operations and to test well water and surface water suitable for drinking if requested by neighboring landowners. The regulations also require operators to evaluate and test the casing, tubing, certain equipment, and cement lining of the well borehole to ensure that the well’s construction can withstand hydraulic fracturing operations. In addition, operators must ensure that all potentially productive zones, zones capable of over‑pressurizing the surface casing annulus, or corrosive zones are isolated and sealed to prevent vertical migration of gases or fluids behind the casing. The regulations also require operators to monitor and test the well during and after hydraulic fracturing operations to verify that no well failure has occurred. Operators also are required to monitor the California Integrated Seismic Network during and after hydraulic fracturing to determine if any earthquakes of magnitude 2.7 or greater occur within a specified area around the well. If such an earthquake occurs, further hydraulic fracturing in the area is suspended until authorized by DOGGR. Our current operations do not fall within the scope of Senate Bill 4 or the interim or final regulations. However, we will continue to monitor regulatory developments in this area.

As of June 4, 2013, an information gathering rule adopted by the South Coast Air Quality Management District (“SCAQMD”), Rule 1148.2, requires well operators of onshore wells in SCAQMD’s jurisdiction to notify SCAQMD before undertaking certain activities at wells, including hydraulic fracturing, and then to report information regarding chemical usage and operational data regarding those well activities. SCAQMD anticipates reviewing the information gathered under Rule 1148.2 and developing regulations if necessary to protect air quality. If SCAQMD develops regulations regarding well activities, including hydraulic fracturing, our operating costs could increase.

Permitting.  We are obligated to obtain various governmental permits and approvals to pursue our projects, and the relevant permitting and approval processes may change in ways that make them more burdensome, time‑consuming and/or unpredictable. For example, following the Deepwater Horizon well blowout in the Gulf of Mexico, the Secretary of the U.S. Department of the Interior imposed a drilling moratorium in May 2010, which delayed a planned redrill of an inactive well from Platform Gail. That moratorium was subsequently lifted for fixed‑leg platforms like Platform Gail. However, additional moratoria, or similar rules promulgated by other governmental authorities, could have significant impacts on our operations in the future. In addition, the U.S. Department of the Interior has experienced significant delays in processing permit applications for new drilling projects. Delays in the government’s permitting process could have significant impacts on the industry as a whole and our future results of operations.

Derivatives.  The Dodd‑Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. If, as a result of the Reform Act or its implementing regulations, capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions would likely make it impracticable to implement our current hedging strategy. In addition, capital, margin and business conduct requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy, in part because there may be fewer counterparties participating in the market and increased counterparty costs that are passed on to us.

Tax.  We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California law to impose “windfall profits,” severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California may increase the likelihood that one or more of these proposals will become law.

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

If any of these risks occur, it could adversely affect the results of the affected project, our financial condition and our results of operations. We may pursue other enhanced recovery activities from time to time as well, and those activities may be subject to the same or similar risks. In addition, as discussed in “Legal Proceedings,” we have been involved in a dispute with Denbury regarding certain aspects of the agreement governing the Hastings Complex project. Any further disputes or disagreements could increase the risks associated with the project or reduce its benefits to us.

A failure to complete successful acquisitions would limit our growth.

Because our oil and natural gas properties are depleting assets, our future reserves, production volumes and cash flows depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. Acquiring additional oil and natural gas properties, or businesses that own or operate such properties, when attractive opportunities arise is an important component of our strategy. Our focus on the California market reduces the pool of suitable acquisition opportunities. Also, our liquidity and the lack of any market for our common stock may limit our ability to make future acquisitions. If we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller, finance the acquisition or obtain the necessary regulatory approvals. If we are unable to complete suitable acquisitions, it will be more difficult to replace our reserves, and an inability to replace our reserves would have a material adverse effect on our financial condition and results of operations.

Acquisitions involve a number of risks, including the risk that we will discover unanticipated liabilities or other problems associated with the acquired business or property.

In assessing potential acquisitions, we typically rely to a significant extent on information provided by the seller. We independently review only a portion of that information. In addition, our review of the business or property to be acquired will not be comprehensive enough to uncover all existing or potential problems that could affect us as a result of the acquisition. Accordingly, it is possible that we will discover problems with an acquired business or property that we did not anticipate at the time we completed the transaction. These problems may be material and could include, among other things, unexpected environmental problems, title defects or other liabilities. When we acquire properties on an “as‑is” basis, we have limited or no remedies against the seller with respect to these types of problems.

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

We have a significant portion of our production and reserves concentrated in a relatively few number of wells. As a result of this concentration, any significant adverse events with respect to one or more of these wells, including those discussed elsewhere in this section, could materially and adversely affect our reserves, production, financial condition and results of operations.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. From time to time, there have also been shortages of drilling rigs and other field equipment, as demand for rigs and equipment has increased with the number of wells being drilled. These factors can also result in significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. From time to time, we have experienced some difficulty in obtaining drilling rigs, experienced crews and related services and may continue to experience these difficulties in the future. In part, these difficulties arise from the fact that the California market is not as attractive for oil field workers and equipment operators as mid‑continent and Gulf Coast areas where drilling activities are more widespread. If there is a shortage of qualified operational personnel or field equipment and services, our profit margin, cash flow and operating results could be adversely affected and our ability to conduct our operations in accordance with current plans and budgets could be restricted.

Because we cannot control activities on properties we do not operate, we cannot control the timing of those projects. If we are unable to fund required capital expenditures with respect to non‑operated properties, our interests in those properties may be reduced or forfeited.

Other companies operated properties representing 7.2% of our proved reserves as of December 31, 2015. Our ability to exercise influence over operations for these properties and their associated costs is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control, including:

•	the timing and amount of capital expenditures;
•	the operator’s expertise and financial resources;
•	approval of other participants in drilling wells; and
•	selection of technology.

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

For the year ended December 31, 2015, approximately 97% of our oil and natural gas revenues were generated from sales to two purchasers: Phillips 66 and Tesoro Refining and Marketing Company. A material adverse change in the financial condition of either of our largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers. We face similar counterparty risks in connection with other contracts under which we may be entitled to receive cash payments, including insurance policies and commodity derivative agreements. Major counterparties may also seek price or other concessions from us if they perceive us to be dependent on them or to lack viable alternatives.

We have been required to write down the carrying value of our properties in the past and may be required to do so again in the future.

We use the full cost method of accounting for oil and natural gas exploitation, development and exploration activities. Under full cost accounting rules, we perform a “ceiling test.” This test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of our oil and natural gas properties that is equal to the expected after‑tax present value of the future net cash flows from proved reserves, calculated using the twelve month arithmetic average of the first of the month prices. If the net book value of our properties (reduced by any related net deferred income tax liability) exceeds the ceiling, we write down the book value of the properties. For the year ended December 31, 2015, our net capitalized costs exceeded the ceiling by $437.5 million, net of income tax effects, and we recorded an impairment of our oil and gas properties in that amount. We could recognize additional impairments in the future. To the extent our acquisition and development costs increase, we will become more susceptible to ceiling test write downs in low price environments.

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

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company's independent registered public accounting firm discovers material weaknesses in the company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company's business.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 3.  Legal Proceedings

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

Delaware Litigation—In August 2011 Timothy Marquez, the then‑ Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the “Marquez Proposal”). As a result of that proposal, five lawsuits were filed in the Delaware Court of Chancery in 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would affect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. An Insurance Settlement Agreement and Release between all of Venoco’s Director & Officer insurance carriers and all defendants (“Insurance Settlement”) was executed on March 16, 2016. A Stipulation and Agreement of Compromise and Settlement between plaintiffs and defendants (“Litigation Settlement”) was also executed and filed with the Delaware Chancery Court.  A hearing in that court to approve the Litigation Settlement is scheduled for July 27, 2016.  The Litigation Settlement states that Venoco and/or the insurers will pay $19 million to be distributed to the class.  The Insurance Settlement states that the insurers will pay $16.5 million of the $19 million Litigation Settlement amount.  As a result of the Litigation Settlement, $19 million was recorded in the balance sheet within Accounts Payable and Accrued Liabilities, with $16.5 million recorded as a receivable, as it is an insurance recovery to be received pursuant to the

Insurance Settlement.  The portion that the Company will ultimately owe is $2.5 million which is recorded in the statement of operations within General and Administrative Expenses.

Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. (“TexCal”), notified Denbury Resources, Inc. through its subsidiary Denbury Onshore, LLC (“Denbury”) that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at “payout” as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury’s enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013, the three judge arbitration panel unanimously agreed with TexCal’s position. In January 2014 Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2. In March 2014 the Arbitration Panel modified its original award consistent with the Company’s position and awarded the Company approximately $1.8 million in attorneys’ fees and costs incurred in the arbitration. In late March 2014 Denbury appealed the arbitration ruling to the District Court for Harris County, Texas asking the court to vacate the arbitration award. On February 11, 2015 the District Court granted Venoco’s motion to confirm the arbitration award. In March 2015, Denbury filed a motion for a new trial with the District Court which was denied.  Denbury appealed the case to the Texas Court of Appeals in May 2015.  On March 28, 2016, TexCal filed a Notice of Bankruptcy Stay.

Plains Pipeline – On May 19, 2015, the Plains All American Pipeline (“Plains”) Line 901 that transports oil production from Platform Holly in the South Ellwood field ruptured, resulting in a spill near Refugio Beach State Park.  Line 901 is currently inoperable due to the spill and related ongoing repairs.  As a result, Venoco has been forced to halt production activities at Platform Holly in response to the incident.  Venoco filed a claim against Plains in Superior Court of California, Santa Barbara County, on April 1, 2016.  On May 2, 2016, Plains filed a Notice of Removal of Action with the U.S. District Court, Central District of California.

Other—In addition, Venoco is a party from time to time to other claims and legal actions that arise in the ordinary course of business. Venoco believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

There is no market for the common stock of Venoco or DPC. As of May 13, 2016, DPC owns all of the outstanding stock of Venoco, and two affiliates of Mr. Marquez and four affiliated entities own 94% of the outstanding stock of DPC.

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

Not applicable.

Dividend Policy

Venoco paid DPC cash dividends of $15.8 million in the third quarter of 2013 and $3.9 million in the first quarter of 2014.  Venoco is currently unable to pay dividends to DPC.

ITEM 6.  Selected Financial Data

The table below contains selected consolidated financial data. The statement of operations, cash flow, balance sheet and other financial data for each year has been derived from our consolidated financial statements. As a result of the going private transaction on October 3, 2012, DPC and Venoco are entities under the common control of Mr. Marquez and his affiliates. The consolidated financial data for DPC prior to 2012 is identical to Venoco. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes included elsewhere in this report. No pro forma adjustments have been made for acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. Amounts are in thousands.

						Denver Parent
	Venoco, Inc.					Corporation
	Year Ended December 31,					Year Ended December 31,
	2011	2012	2013	2014	2015	2013	2014	2015
	(in thousands)
Statement of Operations Data:
Oil and natural gas sales	$323,423	$350,426	$313,373	$222,052	$58,485	$313,373	$222,052	$58,485
Other	5,355	6,090	4,129	2,157	2,235	4,129	2,157	2,235
Total revenues	328,778	356,516	317,502	224,209	60,720	317,502	224,209	60,720
Lease operating expense	94,100	91,888	77,786	72,337	54,367	77,786	72,337	54,367
Production and property taxes	6,376	9,688	3,521	7,611	4,653	3,521	7,611	4,653
Transportation expense	9,348	5,169	181	201	201	181	201	201
Depletion, depreciation and amortization	85,817	86,780	48,840	44,064	23,599	48,840	44,064	23,599
Impairment	—	—	—	817	439,858	—	817	439,858
Accretion of asset retirement obligations	6,423	5,768	2,477	2,491	2,150	2,477	2,491	2,150
General and administrative, net of amounts capitalized	39,186	55,186	50,403	19,926	28,996	50,664	20,352	29,066
Total expenses	241,250	254,479	183,208	147,447	553,824	183,469	147,873	553,894
Income (loss) from operations	87,528	102,037	134,294	76,762	(493,104)	134,033	76,336	(493,174)
Interest expense, net	61,113	71,399	65,114	52,609	69,187	86,640	87,025	108,278
Amortization of deferred loan costs	2,310	2,756	3,705	3,268	3,695	4,754	4,289	5,180
Interest rate derivative losses (gains), net	1,083	—	—	—	—	—	—	—
Loss (Gain) on extinguishment of debt	1,357	1,520	38,549	2,347	(67,515)	58,472	2,347	(67,515)
Commodity derivative losses (gains), net	(40,649)	72,949	12,607	(101,899)	(34,108)	12,607	(101,899)	(34,108)
Total financing costs and other	25,214	148,624	119,975	(43,675)	(28,741)	162,473	(8,238)	11,835
Income (loss) before income taxes	62,314	(46,587)	14,319	120,437	(464,363)	(28,440)	84,574	(505,009)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	$62,314	$(46,587)	$14,319	$120,437	$(464,363)	$(28,440)	$84,574	$(505,009)
Cash Flow Data:
Cash provided (used) by:
Operating activities	$125,496	$163,807	$89,517	$51,214	$9,497	$84,834	$31,199	$9,428
Investing activities	(246,481)	(56,630)	(3,453)	108,189	(27,775)	(3,453)	108,189	(27,775)
Financing activities	124,126	(61,524)	(139,054)	(144,776)	92,988	(118,363)	(141,068)	92,988
Other Financial Data:
Capital expenditures	$246,228	$228,054	$104,485	$88,307	$28,125	$104,485	$88,307	$28,125
Balance Sheet Data (end of period):
Cash and cash equivalents	$8,165	$53,818	$828	$15,455	$90,165	$17,336	$15,656	$90,297
Property, plant and equipment, net	810,465	648,602	662,629	488,514	55,991	662,629	488,514	55,991
Total assets	929,744	846,081	714,856	616,254	295,276	736,719	620,947	295,408
Current Portion of long-term debt	—	—	—	—	686,877	—	—	998,027
Long-term debt, excluding current portion	686,958	849,190	705,000	565,000	—	953,501	840,065	—
Total stockholders’ equity (deficit)	73,028	(295,658)	(138,009)	(19,845)	(483,710)	(376,423)	(290,217)	(794,728)

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10‑K is a combined report being filed by DPC and Venoco, a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. See “Explanatory Note” immediately preceding Part I of this report. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes. The following discussion and analysis should be read in conjunction with our financial statements and related notes and the other information appearing in this report.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost‑effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility. We currently conduct our operations in one reportable geographical segment—the United States.

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

Bankruptcy Proceedings under Chapter 11

Chapter 11 Proceedings. On March 18, 2016, the Company filed the Chapter 11 cases in the Bankruptcy Court.

Debtor-In-Possession. The Company is currently operating the business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted all of the first day motions filed by the Company that were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is not only able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, but it is also authorized to pay and has paid (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and vendors providing services and supplies to lease operations, pre-petition amounts owed to pipeline owners that transport the Company’s production, and funds belonging to third parties, including royalty holders and partners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

Restructuring Support Agreement. Immediately prior to the Chapter 11 filings, holders of 100% of the Company’s senior secured notes agreed, pursuant to a restructuring support agreement (the “RSA”), to support a plan under which all of the Company’s senior secured notes will be converted to equity.

Following the Chapter 11 filings, the Debtors and their pre-petition secured noteholders continued their efforts to reach a consensual deal with holders of Venoco’s unsecured notes. On March 21, 2016, a majority of Venoco’s unsecured noteholders reached an agreement with the Debtors and pre-petition secured noteholders to join the RSA and support the Plan.  On April 8, 2016, the Debtors and the other parties to the original RSA agreed to an amended and restated RSA, which provides for a comprehensive financial restructuring of the Debtors’ capital structure under a confirmable chapter 11 plan of reorganization. On April 20, 2016, the Bankruptcy Court approved the Debtors’ assumption of the amended and restated RSA.

The other key terms of the restructuring, as contemplated in the RSA, as amended and restated, are as follows:

•

General Commitments:  The RSA commits each of the Restructuring Support Parties to support, and take all reasonable actions necessary to (A) vote all of its claims against the Debtors to accept the Plan in accordance with the applicable procedures (B) timely return a duly-executed ballot in connection therewith; and (C) not “opt out” of any releases under the Plan. In addition, each of the Restructuring Support Parties agrees to support the Plan and not object to the Plan or corresponding disclosure statement.

•	Milestones: The RSA sets forth the following milestones, the failure of which may result in the termination of the RSA:
▪	Within 45 days of the Petition Date of March 18, 2016,, the Bankruptcy Court must enter a final order approving the DIP Facility (this milestone was satisified on March 22, 2016);
▪	Within 60 days of the Petition Date, the Bankruptcy Court must enter an order approving the RSA (this milestone was satisified on April 20, 2016);
▪	Within 90 days of the Petition Date, the Bankruptcy Court must enter an order approving the Disclosure Statement (this milestone was satisified on May 16, 2016);
▪	Within 150 days of the Petition Date, the Bankruptcy Court must enter an order confirming the Plan; and
▪	Within 21 days following the date of the order confirming the Plan, the effective date of the Plan must have occurred.

The Debtors may extend a milestone with the express prior written consent of a specified percentage of the noteholders.

•

Commitment of the Debtors: So long as the RSA has not been terminated, each of the Debtors agrees, among other things, to support and take all necessary actions to consummate the Plan in accordance with the terms of the RSA and the milestones contained in the RSA.

•

Termination Events:  The RSA sets forth a number of customary termination events, which, if they occur, could cause the RSA to terminate, including a failure to meet any of the Milestones discussed above.

Plan of Reorganization. On April 11, 2016, the Company filed the Plan with the Bankruptcy Court which is supported by the parties to the amended and restated RSA, and a related disclosure statement. The Plan is subject to approval by the Bankruptcy Court. A confirmation hearing on the Plan is scheduled on July 13, 2016 in the Bankruptcy Court.

If the Plan is ultimately approved by the Bankruptcy Court, the Company would exit bankruptcy pursuant to the terms of the Plan. Under the Plan, the holders of the Company’s senior secured notes and certain other unsecured creditors, together with the lenders under the debtor-in-possession credit agreement, are to receive 100% of the new common stock to be issued upon emergence of the Company and the Chapter 11 Subsidiaries from bankruptcy, subject to dilution by any shares issuable upon exercise of new warrants to be issued under the Plan.

The Plan is subject to acceptance by certain holders of claims against the Company and confirmation by the Bankruptcy Court. The Plan is deemed accepted by a class of claims entitled to vote if at least one-half in number and two-thirds in dollar amount of claims actually voting in the class has voted to accept the Plan.

Under certain circumstances set forth in the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. In particular, a plan may be compelled on a rejecting class if the proponent of the plan demonstrates that (1) no class junior to the rejecting class is receiving or retaining property under the plan and (2) no class of claims or interests senior to the rejecting class is being paid more than in full.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code the Company and the Chapter 11 Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company and the Chapter 11 Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach.

Chapter 11 Filing Impact on Creditors and Stockholders. Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. The outcome of the Chapter 11 case remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors and stockholders may receive. It is possible that stockholders will receive no distribution on account of their interests.

Debtor-In-Possession Financing.  In connection with the Chapter 11 Cases, on March 18, 2016 the Debtors filed a motion seeking Court approval of debtor in possession financing on the terms set forth in a contemplated Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Facility”). On March 22, 2016, the Debtors (other than Ellwood Pipeline, Inc. and the Company) entered into the DIP Facility with certain of the holders of the Company's pre-petition first lien notes, and Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”).

The DIP Facility provides for a senior secured superpriority non-amortizing delayed draw term loan facility in an aggregate principal amount of up to $35.0 million.

The key terms of the DIP Facility are as follows:

•

Availability:  After entry of the final order approving the DIP Facility, the Company may borrow (a) amounts not exceeding $10.0 million per borrowing, (b) no more than four times during the term of the DIP Facility, and (c) until the  California State Lands Commission has approved the LLA, not more than $20.0 million.

•

DIP Financing Termination Date: The DIP Facility shall terminate on the earliest date to occur of (a) December 31, 2016, (b) 45 days after March 18, 2016 if the Bankruptcy Court has not entered a final order approving the DIP Facility, (c) the substantial consummation of the Plan, (d) the date on which all commitments under the DIP Facility have terminated and all obligations under the DIP Facility have been paid in full in cash and (e) the date on which the commitments under the DIP Facility have been terminated or all or any portion of the loans have been accelerated in accordance with the DIP Facility (such earliest date to occur of the foregoing clauses (a) through (e), the “DIP Financing Termination Date”).

•

Interest Rate: Term Loans will bear interest, at the option of the Company, at (i) 9% plus the Administrative Agent’s base rate, payable monthly in arrears or (ii) 10% plus the current LIBO Rate as quoted by the Administrative Agent for interest periods of one, two, three or six months (the “LIBO Rate”), payable at the end of the relevant interest period, but in any event at least quarterly; provided that the Base Rate shall not be less than 2% and the LIBO Rate shall be not less than 1% per annum.

•	Fees: The fees for the DIP Facility are as follows:

▪	Upfront Fee: For the account of the Lenders, an upfront fee equal to 1.00% of the lenders’ commitment.
▪	Ticking Fee: An unused commitment fee at the rate of 1.00% per annum on the undrawn portion of the DIP Facility.
▪

Backstop Fee: A backstop fee equal to (i) 10% of the common equity of the post-emergence Company issued and outstanding as of the effective date of the Plan, to be due and payable on effectiveness of the Plan, or (ii) in the event the RSA is terminated without the Plan having been consummated, 5.00% of the aggregate principal amount of loans that have been funded, to be due and payable in cash on the later to occur of the (x) the DIP Financing Termination Date and (y) the date of termination of the RSA.

•

Events of Default: The DIP Facility contains events of default, such as non-payment of required principal and interest, breach of its obligations under the restructuring agreement or change of control.

•

Budget: On or before the last day of every other calendar week, the Company shall not permit the aggregate amounts (i) for each of certain cash flow forecast line items actually made by the Loan Parties (as defined under the credit agreement for the DIP Facility) in the cash flow forecast during the six-week period ending on the Friday before such day (each such date, a “Test Date”) to exceed, on a cumulative basis, the aggregate budgeted amounts set forth in the cash flow forecast in effect for such applicable six-week period for such line item by more than 20%, and (ii) for the aggregate amount of those expenditures in the cash flow forecast actually made by the Loan Parties during the six-week period ending on the Test Date to exceed, on a cumulative basis, the aggregate budgeted amounts set forth in the cash flow forecast in effect for such six-week period for the such items by more than 15%.

•

Case Milestones: The DIP Facility requires compliance with the following milestones in accordance with the applicable timing (or such later dates as approved by the lenders under the DIP Facility): (a) no later than October 15, 2016, the Bankruptcy Court shall have entered the order for the Plan disclosure statement; (b) no later than December 1, 2016,  the Bankruptcy Court shall have entered the order confirming the Plan; and (c) no later than 14 days following the entry of the order confirming the Plan, the Plan shall become effective.

Reorganization Expenses. The Company and the Chapter 11 Subsidiaries will incur significant costs associated with the reorganization, principally professional fees. The costs will be expensed as incurred, and are expected to significantly affect our results of operations. In accordance with ASC 852, we will record certain costs associated with the bankruptcy proceedings as Reorganization Items within our Consolidated Statement of Operations. For additional information, see “Reorganization Items” below.

Risks Associated with Chapter 11 Proceedings. For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” Because of these risks and uncertainties, the description of our operations, properties and capital plans included in this report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Overview of Results of Operations

Capital Expenditures

Our 2015 development, exploitation and exploration capital expenditures were $28.6 million, with substantially all of that incurred for Southern California legacy projects. Our 2016 capital expenditure budget is $20.3 million, of which approximately $12.5 million is expected to be devoted to our legacy Southern California assets and approximately $1.1 million to onshore Monterey shale activities. We do not currently plan to drill any new wells in 2016; instead, our capital expenditures will be devoted primarily to operational improvements, regulatory, health, safety and environmental compliance and progressing other long lead‑time projects.

The aggregate levels of capital expenditures in 2016, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting matters, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2015 capital spending program and the current outlook for 2016.

Southern California—Legacy Fields

South Ellwood

As discussed above, Platform Holly has been shut-in due to the rupture that occurred on the third-party common carrier pipeline in May 2015.  Capital expenditures at South Ellwood were $2.2 million for 2015.  We have focused our capital spending at South Ellwood primarily on operational improvements, regulatory, health, safety, and environmental compliance, as well as progressing other long-lead time projects.   Initial response to the shut-in focused on accelerating normal maintenance scheduled for later in the year to take advantage of the downtime.  Further, as the estimated time of the shut-in period extended well into 2016, a number of maintenance projects scheduled for 2016 were moved into 2015 in an effort to minimize any operational disruption the projects might incure post-startup.  Ongoing work is focused on ensuring the operational integrity and safety of our equipment and infrastructure.  A definitive start date for returning the pipeline to operation is unknown at this time.

Sockeye Field

As a result of the financing received in April 2015, the Company decided to proceed with a drilling program at Platform Gail.  Two wells were drilled in to the Monterey M2 zone in 2015.  Both wells were extended reach directional wells with the first well completed in September and the second well in October.  Wellbore and mechanical problems, coupled with communications concerns with other wells compromised the productive capabilities of these wells and the Company continues to access options to improve performance and optimize further development in this zone of the Monterey.

Capital expenditures at the Sockeye Field were $15.3 million for 2015.  The majority of the capital spending at the field related to our 2015 drilling program.

Acquisitions and Divestitures

We have a demonstrated track record in adding value through our development (and re‑development) programs with our assets as well as building and realizing additional upside potential. Strategically, we feel the timing and value received in the asset sales described below were favorable, especially given the dramatic change in market conditions and commodity prices we have experienced. Tactically, these transactions allowed us to deleverage and improve our balance sheet.

West Montalvo Asset Sale.  In October 2014, Venoco completed the sale of its West Montalvo properties to an unrelated third party for $200.2 million in cash, subject to certain closing adjustments. Venoco applied 100% of the net proceeds to reduce the principal balance outstanding on the revolving credit facility then in place. The assets included in the sale had proved reserves of approximately 7,302 MBOE as of December 31, 2013. Production from those assets averaged 1,614 BOE/d in 2013 and 1,415 BOE/d in the first nine months of 2014.

Sacramento Basin Asset Sale.  In December 2012, Venoco completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, some of which was received in 2013. Venoco applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on its then‑outstanding second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44,900 MBOE as of December 31, 2011. Production from those assets averaged 8,939 BOE/d in 2012, 100% of which was natural gas.

Other.  We have an acreage acquisition program and we regularly engage in acquisitions and dispositions of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

The principal trends and uncertainties affecting our operations and financial condition are discussed elsewhere in this section and relate to our Chapter 11 process, continued depressed commodity prices, the rupturing of the Plains pipeline and resulting shut-in of Platform Holly and the effects each of the foregoing have had and may continue to have on our business.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated. No pro forma adjustments have been made for acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. The information set forth below is not necessarily indicative of future results. Except for the items identified below as being specific to consolidated Venoco or consolidated DPC, all information is shown for both companies (amounts under “Revenues”, “Expenses”, “Financing Costs and Other” and “DPC” in thousands).

	Year Ended		YTD
	December 31,		Comparison
Venoco	2014	2015	$ Change	% Change
REVENUES:
Oil and natural gas sales	$222,052	$58,485	$(163,567)	-74%
Other	2,157	2,235	78	4%
Total revenues	224,209	60,720	(163,489)	-73%
EXPENSES:
Lease operating expense	72,337	54,367	(17,970)	-25%
Production and property taxes	7,611	4,653	(2,958)	-39%
Transportation expense	201	201	—	0%
Depletion, depreciation and amortization	44,064	23,599	(20,465)	-46%
Ceiling test and other impairments	817	439,858	439,041	>100%
Accretion of asset retirement obligations	2,491	2,150	(341)	-14%
General and administrative, net of amounts capitalized	19,926	28,996	9,070	46%
Total expenses	147,447	553,824	406,377	>100%
Income (loss) from operations	76,762	(493,104)	(569,866)	>100%
FINANCING COSTS AND OTHER:
Interest expense, net	52,609	69,187	16,578	32%
Amortization of deferred loan costs	3,268	3,695	427	13%
Loss (gain) on extinguishment of debt	2,347	(67,515)	(69,862)	>100%
Commodity derivative losses (gains), net	(101,899)	(34,108)	67,791	-67%
Total financing costs and other	(43,675)	(28,741)	14,934	-34%
Income (loss) before income taxes	120,437	(464,363)	(584,800)	>100%
INCOME TAX PROVISION (BENEFIT)	—	—	—	—
Net income (loss)	$120,437	$(464,363)	$(584,800)	-486%
DPC
General and administrative, net of amounts capitalized	$20,352	$29,066	$8,714	43%
Interest expense, net	87,025	108,278	21,253	24%

Production Volume(1):
Oil (MBbls)	2,555	1,383	(1,172)	-46%
Natural gas (MMcf)	883	418	(465)	-53%
MBOE(2)	2,702	1,453	(1,249)	-46%
Daily Average Production Volume:
Oil (Bbls/d)	7,002	3,785	(3,217)	-46%
Natural gas (Mcf/d)	2,422	1,153	(1,269)	-52%
BOE/d(2)	7,406	3,977	(3,429)	-46%
Oil Price per Bbl Produced (in dollars):
Realized price	$85.68	$41.84	$(43.84)	-51%
Realized commodity derivative gain (loss)	(0.01)	56.77	56.78	>100%
Net realized price	$85.67	$98.61	12.94	15%
Natural Gas Price per Mcf Produced (in dollars):
Realized price	$5.29	$3.10	$(2.19)	-41%
Realized commodity derivative gain (loss)	0.13	—	(0.13)	-100%
Net realized price	$5.42	$3.10	(2.32)	-43%
Expense per BOE:
Lease operating expenses	$26.77	$37.42	$10.65	40%
Production and property taxes	2.82	3.20	0.38	14%
Transportation expenses	0.07	0.14	0.07	88%
Depletion, depreciation and amortization	16.31	16.24	(0.07)	0%
Venoco:
General and administrative expense, net(3)	$7.37	$18.24	$10.87	>100%
Interest expense, net	19.47	47.62	28.15	>100%
Denver Parent Corporation:
General and administrative expense, net(3)	$7.53	$18.28	$10.75	>100%
Interest expense, net	32.21	74.52	42.31	>100%

(1)

Amounts shown are oil production volumes for offshore properties and sales volumes for onshore properties (differences between onshore production and sales volumes are minimal). Revenue accruals are adjusted for actual sales volumes since offshore oil inventories can vary significantly from month to month based on pipeline inventories and oil pipeline sales nominations.

(2)	BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.
(3)	Net of amounts capitalized.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Oil and Natural Gas Sales.  Oil and natural gas sales decreased 74% as a result of:

•	Substantial decline in commodity prices.
•	Decline in production due to:
o	The sale of West Montalvo in the fourth quarter of 2014.
o	Shut-in of Platform Holly since May 2015 due to the rupture of the of the Plains pipeline.

Other Revenues.  Other revenues increased by 4% as a result of:

•	Increased tariff rates for the Carpinteria, Ventura and Las Flores pipelines.

Lease Operating Expenses.  Lease operating expenses (“LOE”) decreased by 25% as a result of:

•	Cost reduction efforts.
•	Sale of West Montalvo in the fourth quarter of 2014.
•	Shut-in of platform Holly since May 2015. As a result of the shut-in we have been able to reduce our variable costs associated with both the platform and the Ellwood on-shore facility.

Production and Property Taxes.  Production and property taxes decreased 39% as a result of:

•	The sale of the West Montalvo field in the fourth quarter of 2014.
•	Lower production and property assessments at South Ellwood as of January 1, 2015.

Depletion, Depreciation and Amortization (DD&A).  DD&A expense decreased 46% due to:

•	The reduction in the Company’s asset base from the sale of West Montalvo properties in the fourth quarter of 2014.
•	Ceiling test impairments in 2015.

Impairment of oil and gas properties.  We recorded pre-tax impairment expense related to our oil and natural gas properties of $437.5 million for the year ended December 31, 2015, as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of costs associated with our oil and natural gas properties that can be capitalized in our condensed consolidated balance sheets. The impairment expense was due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices.  We will likely be required to recognize additional impairments of oil and gas properties in future periods if we continue to experience an extended period of low commodity prices, which will result in a downward adjustment to our estimated proved reserves and the associated present value of estimated future net revenues, or if we incur actual development costs in excess of the estimated costs used in preparing our reserve reports, or if actual future performance is poorer than what is reflected in our reserve reports.

General and Administrative (G&A).  The following table summarizes the components of Venoco’s general and administrative expense incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
	2014	2015
General and administrative costs	$35,801	$38,450
Share-based compensation costs (benefits)	(10,490)	(462)
General and administrative costs capitalized	(5,385)	(8,992)
General and administrative expense	$19,926	$28,996

Venoco G&A expenses net of capitalized amounts increased as a result of the fees associated with the Company’s ongoing restructuring efforts.  The share-based compensation costs (benefits) in 2014 and 2015 were due to reductions in the DPC share price.  The share price reductions also impacted the amount of general and administrative costs that were capitalized.

Interest Expense, Net.  For Venoco, interest expense increased 32% and 24% for DPC due to:

•	The increase in Venoco’s total amount of debt outstanding as a result of the April 2, 2015 financing transaction.
•	The increase in DPC’s total amount of outstanding debt as a result of the PIK interest additions on the DPC’s 12.25% / 13.00% senior PIK toggle notes.

Amortization of Deferred Loan Costs.  Amortization of deferred loan costs increased by 13% due to the costs associated with the April 2, 2015 financing transaction.

Gain/Loss on Extinguishment of Debt.  In 2015 Venoco recognized a $67.5 million gain on extinguishment of debt as a result of the debt exchange that occurred in April 2015.    In 2014 Venoco recognized a loss on extinguishment of debt of $2.3 million which resulted from a write‑off of unamortized deferred loan costs for repayment of Venoco’s revolving credit facility.

Commodity Derivative (Gains) Losses, Net.  The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2014	2015
Realized commodity derivative (gains) losses	$(83)	$(78,510)
Unrealized commodity derivative (gains) losses for changes in fair value	(101,816)	44,402
Commodity derivative (gains) losses	$(101,899)	$(34,108)

Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period.

Income Tax Provision (Benefit).  Due to our valuation allowance, there was no income tax expense (benefit) recorded for 2015 or 2014. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

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

Lease Operating Expenses.  Lease operating expenses (‘‘LOE’’) decreased by $5.5 million (7%) to $72.3 million in 2014 from $77.8 million in 2013. On a per unit basis, LOE increased by $4.33 per BOE from $22.44 in 2013 to $26.77 in 2014 due to lower production.

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

General and Administrative (G&A).    The following table summarizes the components of Venoco’s general and administrative expense incurred during the periods indicated (in thousands):

	Year Ended
	December 31,
	2013	2014
General and administrative costs	$48,157	$35,801
Share-based compensation costs (benefits)	25,206	(10,490)
General and administrative costs capitalized	(22,960)	(5,385)
General and administrative expense	$50,403	$19,926

Venoco G&A expenses decreased $30.5 million (60%) to $19.9 million in 2014 compared to $50.4 million in 2013. The decrease is due to lower employee related G&A costs and lower share-based compensation of $(4.9) million (net of amount capitalized) charged to G&A in 2014 compared to $19.3 million (net of amount capitalized) in 2013. The lower employee related G&A costs and share based compensation expenses are due to decreases in personnel and the reduction of related share- based compensation expense previously recognized due to the lower estimated value of DPC stock.

Excluding the effect of the non-cash share-based compensation expense and non-recurring costs relating to the reduction in force, G&A expense decreased to $8.39 per BOE in 2014 from $11.75 per BOE in 2013.

DPC incurred nominal G&A expenses in 2014 of $0.4 million.

Interest Expense, Net.     For Venoco, interest expense decreased $12.5 million (19%) to $52.6 million in 2014 compared to $65.1 million in 2013. The decrease was the result of the repayment of Venoco’s 11.50% $150 million senior notes in the third quarter of 2013 and the paydown of $200 million on the revolving credit facility. For DPC, interest expense increased $0.4 million to $87.0 million in 2014 compared to $86.6 million in 2013. The incremental increase of $34.4 million from Venoco’s total interest was due to interest on DPC’s 12.25% / 13.00% senior PIK toggle notes.

Amortization of Deferred Loan Costs.  For Venoco, amortization of deferred loan costs decreased $0.4 million (11%) to $3.3 million in 2014 compared to $3.7 million in 2013. For DPC, amortization of deferred loan costs decreased $0.5 million (10%) to $4.3 million in 2014 compared to $4.8 million in 2013. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

Loss on Extinguishment of Debt.     For Venoco, the loss on extinguishment of debt of $2.3 million in 2014 resulted from a write-off of unamortized deferred loan costs for repayment of Venoco’s revolving credit facility.

Commodity Derivative (Gains) Losses, Net.     The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended
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

Liquidity and Capital Resources

Venoco’s primary sources of liquidity are cash generated from our operations and proceeds from debt transactions. In addition, Venoco had commodity derivative positions with a net asset value of $33.7 million as of

December 31, 2015. These positions were unwound on February 11, 2016 and the cash proceeds from the termination were $34.6 million. DPC’s primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Year Ended December 31,			Year Ended December 31,
	Venoco, Inc.			Denver Parent Corporation
	2013	2014	2015	2013	2014	2015
	(in thousands)			(in thousands)
Cash provided by operating activities	$89,517	$51,214	$9,497	$84,834	$31,199	$9,428
Cash provided by (used in) investing activities	(3,453)	108,189	(27,775)	(3,453)	108,189	(27,775)
Cash provided by (used in) financing activities	(139,054)	(144,776)	92,988	(118,363)	(141,068)	92,988

Net cash provided by operating activities for Venoco and DPC decreased in 2015 relative to 2014 due to the sale of West Montalvo, lower oil prices, and the effect of shutting in Platform Holly due to the Plains pipeline spill. The decrease in 2014 relative to 2013 resulted primarily from lower production and lower prices.

Net cash used in investing activities for Venoco and DPC in 2015 were capital expenditures on oil and gas properties of $29 million offset in part by proceeds from the final settlement from the sale of West Montalvo. The primary investing activities in 2014 were net sales proceeds of $196.5 million received as a result of the West Montalvo asset sale. The primary investing activities in 2013 were $102.0 million in capital expenditures on oil properties, partially offset by net sales proceeds of $101.1 million received as a result of the Sacramento Basin asset sale.

Net cash provided by financing activities for Venoco and DPC in 2015 were borrowings of $340 million and payments of $155 million primarily related the the financing transation that occurred on April 2, 2015. Venoco’s primary financing activities in 2014 were draws on the revolver of $182 million and repayments of $322 million including 100% of the proceeds from the sale of West Montalvo. Venoco’s primary financing activities in 2013 were (i) repayment of $315 million on Venoco’s second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on its revolving credit facility of $107 million, (ii) repayment of its 11.50% senior notes funded by a capital contribution from DPC to Venoco of $158 million, (iii) net additional borrowings of $98 million on its revolving credit facility, (iv) prepayment premiums of $20.4 million incurred for the repayment of the second lien term loan and the 11.50% senior notes, and (v) a dividend of $15.8 million paid to DPC for payment of interest expense by DPC.

Capital Resources and Requirements

Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our credit facility and issuances of senior notes. Our primary use of cash has been to fund capital expenditures used to develop our oil and gas properties. Our liquidity was severely constrained in 2015, principally due to the deep and precipitous fall of both natural gas and crude oil prices from levels in mid-2014.

As a consequence, as disclosed in our Bankruptcy Court filings, the Company’s current $20.4 million capital budget for 2016 is reduced from 2015 levels, and includes costs for furthering the LLA at South Ellwood as well as anticipated regulatory, corporate and other capital costs. Our 2016 capital budget and level of operations may be impacted by a variety of factors related to our bankruptcy proceedings, including borrowing availability under our DIP credit agreement.

On February 11 2016, we terminated our remaining derivative contract with Bank of America.  The cash proceeds of the terminated derivatives were $34.6 million.

As of June 3 2016, the Company’s liquidity consists of approximately $91.5 million of cash-on-hand, plus $35 million of availability under the debtor-in-possession financing provided by certain of the Company’s senior secured note holders. As summarized in the "Overview" section above, the DIP Credit Agreement, approved by the Bankruptcy, provides for a multi-draw term loan in the aggregate amount of up to $35 million, subject to satisfaction of certain conditions set forth in the DIP Credit Agreement as detailed in Note 1 of the consolidated financial statements in this Form 10-K.

The terms of our principal debt agreements are summarized in Note 3 to the financial statements included in this report.

Commitments and Contingencies

Our contractual commitments for the next five years and thereafter are shown as of December 31, 2015 prior to filing our bankruptcy petition.  The amounts of our contractual commitments will likely be significantly different than those shown below following our emergence from bankruptcy.  This will depend on our ability to obtain the required acceptances and to have the Plan confirmed (amounts in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total(1)
Venoco long-term debt	$—	$75,000	$—	$673,197	$—	$—	$748,197
Venoco interest on notes	51,863	55,492	65,215	38,602	—	—	211,172
Venoco office, property and equipment leases	1,936	1,947	2,247	2,529	2,407	5,130	16,196
Venoco Total	53,799	132,439	67,462	714,328	2,407	5,130	975,565
DPC long-term debt	$—	$—	$415,584	$—	$—	$—	$415,584
DPC interest on 12.25%/13.00% PIK toggle notes(2)	—	—	25,455	—	—	—	25,455
DPC Total	—	—	441,039	—	—	—	441,039
Total	$53,799	$132,439	$508,501	$714,328	$2,407	$5,130	$1,416,604

(1)

Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations. The estimated present value of our total asset retirement obligations was $33.3 million at December 31, 2015.

(2)	Amounts related to interest expense on our DPC 12.25%/13.00% PIK toggle notes were calculated in the above table at the 13.00% interest rate.

Off‑Balance Sheet Arrangements

At December 31, 2015, we had no existing off‑balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

As of December 31, 2014, DPC’s “Adjusted Consolidated Net Tangible Assets,” as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $0.2 million. Adjusted Consolidated Net Tangible Assets is a non‑GAAP financial measure generally defined as the discounted estimated future net revenues from reserves before income taxes (PV‑10), adjusted to reflect commodity hedging obligations and for other minor items. See “—PV‑10” for a reconciliation of PV‑10 to standardized measure of discounted net cash flows.

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

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and capitalized asset retirement costs, is provided for using the equivalent unit‑of‑ production method based upon estimates of proved oil and natural gas reserves on a quarterly basis. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period’s production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. Costs associated with production and general corporate activities are expensed in the period incurred. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed, at least annually, for impairment either individually or on an aggregated basis to determine whether we are still actively pursuing the project and whether the project has been proven, either to have economic quantities of reserves or that economic quantities of reserves do not exist.

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

Asset Retirement Obligations

The accounting standards with respect to accounting for asset retirement obligations provide that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under this method, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with the offsetting charge to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value varied depending on the estimated timing of the relevant obligation, and the current risk profile of the Company. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in reserve estimates and the economic life of oil and natural gas properties could affect the timing of such costs and accordingly the present value of such costs.

Derivative Instruments

We reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes, as well as utilizing a valuation model that is based upon underlying forward price curve data, risk‑free interest rates, credit adjusted discount rates and estimated volatility factors. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements, and in substantially similar changes in the fair value of our commodity collars to the extent the changes are outside the floor or cap of our collars. We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark‑to‑market gains and losses in earnings currently.

Share‑Based Compensation

We measure liability awards based on the award’s fair value, remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are considered an increase or decrease in compensation cost or benefit of the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

Our share‑based compensation liability includes a liability for restricted share unit awards (RSUs), rights to receive (RTRs), employee stock ownership plan units (ESOP) and stock appreciation rights (SARs). The fair value of DPC common stock is a significant input for determining the share‑based compensation amounts and the liability amounts for cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. There are inputs for determining the fair market value of this instrument that are unobservable. We utilize various valuation methods for determining the fair market value of DPC shares including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. Our estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to our operations and reserve characteristics. While some inputs to our calculation of fair value of the DPC shares are from published sources, others, such as the discount rate and the expected future cash flows, are derived from our own calculations and estimates. There are numerous inputs and significant judgments that are utilized in determining the fair value of DPC common stock. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

We estimate the fair value of each SAR using the Black‑Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black‑Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is our opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

Income Tax Expense

Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. We have recognized a valuation allowance against our net deferred taxes because we cannot conclude that it is more likely than not that the net deferred tax assets will be realized as a result of estimates of our future operating income based on current oil and natural gas commodity pricing. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, we consider the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre‑tax earnings; consistent and sustained pre‑tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

PV‑10

The pre‑tax present value of future net cash flows, or PV‑10, is a non‑GAAP measure because it excludes income tax effects. Management believes that pre‑tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after‑tax amounts less comparable. We derive PV‑10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using the twelve‑ month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of future net cash flows to PV‑10 as of the dates shown (in thousands):

	December 31,
	2013(1)	2014(2)	2015(3)
Standardized measure of discounted future net cash flows	$1,153,717	$696,043	$17,445
Add: Present value of future income tax discounted at 10%	304,185	38,270	—
PV-10	$1,457,902	$734,313	$17,445

(1)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at realized prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

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

(3)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $50.28 per Bbl for oil and natural gas liquids and $2.58 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $38.32 per Bbl for oil, $32.28 per Bbl for natural gas liquids and $2.96 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2015.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Derivative Transactions

We enter into financial derivative contracts to mitigate our exposure to commodity price risk associated with anticipated future production and to increase the predictability of our revenue.  The agreements provide for monthly settlement based on the differential between the fixed price established in the agreement and a benchmark price, typically either Inter‑Continental Exchange Brent (“Brent”) or NYMEX WTI for oil or Henry Hub for natural gas. The following table summarizes our future production hedged with commodity derivatives as of December 31, 2015.

	Oil (BRENT)
		Weighted Avg.
	Barrels/day	Prices per Bbl
January 1 - December 31, 2016
Swaps	1,715	$ 96.00

On February 11, 2016 we terminated our derivative contract with Bank of America.  The cash proceeds of the terminated derivatives were $34.6 million.  We no longer have any derivative positions for 2016 or subsequent years.

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of December 31, 2015 is summarized below:

Oil

			Quantity	Strike Price
Type of Contract	Counterparty	Basis	(Bbl/d)	($/Bbl)	Term
Swap	Bank of America	Brent	1,715	$ 96.00	Jan 1, 16 - Dec 31, 16

We elected not to apply cash flow hedge accounting to any of our derivative transactions and we therefore recognize mark‑to‑market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

Derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of December 31, 2015, the fair value of our commodity derivatives was a net asset of $33.7 million.

Interest Rate Risk

We were subject to interest rate risk with respect to amounts borrowed under the term ;oan facility because those amounts bear interest at a variable rate. The interest rates associated with our secured and senior notes are fixed for the term of the notes.  As of March 15, 2016 we no longer have any variable rate borrowings.

See notes to our consolidated financial statements for a discussion of our long‑term debt as of December 31, 2015.

ITEM 8.  Financial Statements and Supplementary Data

See “Index to Financial Statements” on page F‑1 of this report.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Attached as exhibits to this report are certifications of the CEO and CFO of Venoco and DPC required pursuant to Rule 13a‑14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act) at Venoco and DPC as of December 31, 2015. This evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO of each company. Based on this evaluation, Venoco’s and DPC’s CEO and CFO have concluded that, as of December 31, 2015, because of a material weakness in the Company’s internal control over financial reporting as described in management’s annual report on internal control over financial reporting below, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Due to the  a material weakness in internal controls, management took additional measures, which included additional subsequent review of account reconciliations and calculations to ensure the accuracy of the financial statements and other information included in this report and other periodic filings and fair presentation in all material respects of the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) for each of Venoco and DPC to provide reasonable assurance regarding the reliability of their financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including the CEO and CFO of each of Venoco and DPC, we assessed their internal control over financial reporting as of December 31, 2015, the end of their fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management determined that adequate resources, including technical accounting resources, were not available to execute the internal controls as they were designed and as a result, various reconciliations and computations surrounding the Company’s impairment of oil and gas properties and capitalized overhead costs, and analysis of litigation and other accruals affecting the financial statements were not appropriately performed. Consequently, the Company’s internal controls were not adequately operating to prevent and timely detect misstatements in the financial statements.

Because of the material weakness, the CEO and CFO of each Venoco and DPC concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2015. Management has taken immediate action to begin remediating the material weakness. Actions taken include identification of proper resources to execute the designed internal controls and implementation of an additional level review of account reconciliations and calculations for higher risk areas. Management expects to complete the remediation during 2016.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth, as of June 3, 2016, the names, ages, and titles of each member of the Board of Directors of Venoco (the “Venoco Board”). Timothy Marquez has been the sole director of DPC since its formation.

				Current
			Director	Term to
Name	Age	Position	Since	Expire
Timothy M. Marquez	57	Executive Chairman	2004	2016
Joseph A. Bondi	72	Director	2015	2016
Richard Keller	74	Director	2015	2016

Timothy Marquez is sole director and Chief Executive Officer of DPC and has served in those roles since DPC’s formation in January 2012. He co‑ founded Venoco in September 1992 and served as its CEO from Venoco’s formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until Venoco acquired it in March 2005. Mr. Marquez returned as Venoco’s Chairman, CEO and President in June 2004. He became Venoco’s Executive Chairman in August 2012. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions. In determining Mr. Marquez’s qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in the petroleum industry, including exploration, production, and management, and his roles as co‑founder and controlling stockholder of Venoco.

Joseph A. Bondi was appointed to the board of directors of Venoco, Inc., on December 9, 2015.  Mr. Bondi retired from Alvarez & Marsal (“A&M”) in 2013, having initially joined that firm in 1988.  For more than five years prior to his retirement from A&M, Mr. Bondi was a Managing Director in its North American Commercial Restructuring Group. At A&M, he served as a senior executive or advisor to underperforming companies, including developing and executing strategies to maximize value and leading turnarounds, financial reorganizations and asset sales. In the course of his work with A&M, Mr. Bondi served as Chief Executive Officer and a director of National Energy and Gas Transmission, Inc. and as President of Philadelphia Newspapers, LLC. Mr. Bondi has been a director of Merrill Corporation since 2014 and of Optim Energy LLC from March 2014 to October 2015. Merrill is a technology based service provider in the information management business and Optim Energy owned and operated power plants in Texas.  Mr. Bondi received his B.A. in Economics from Cornell University and his J.D. from Harvard Law School. The Board reviewed Mr. Bondi’s qualifications in accordance with the requirments set forth in the charters of the Audit Committee and Compensation Committee and determined that he is independent and financially literate.    In determining Mr. Bondi’s qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in the energy industry and with distressed company situations.

Richard Keller was appointed to the board of directors of Venoco, Inc., on January 5, 2016.  Mr. Keller, was employed by Unocal Corporation from 1964 until his retirement in 1999. He held a variety of positions with Unocal over the course of his career, including operations manager in Louisiana and Thailand, and was the company’s Regional Vice President for the Western Region from 1991 to 1992 and its Vice President of Operations from 1992 to 1995. He also served as the President of Unocal Pakistan Ltd. from 1995 to 1998. Mr. Keller holds a Bachelor of Science Degree in Petroleum Engineering from the University of California, Berkeley. The Board reviewed Mr. Keller’s qualifications in accordance with the requirments set forth in the charters of the Audit Committee and Compensation Committee and determined that he is independent and financially literate.  In determining Mr. Keller’s qualifications to serve on the Venoco Board, the Venoco Board has considered, among other things, his experience and expertise in the oil and gas industry.

Executive Officers

Information regarding Venoco’s executive officers is set forth above under the heading “Business and Properties—Executive Officers of the Registrant.”

Corporate Governance

General

In connection with its oversight of our operations and governance, the Venoco Board has adopted, among other things, the following:

•	Corporate Governance Guidelines to implement certain policies regarding the governance of Venoco;
•	Code of Business Conduct and Ethics to provide guidance to Venoco’s directors, officers and employees with regard to certain ethical and compliance issues;
•

Categorical Standards of Director Independence (the “Categorical Standards”) to assist the Venoco Board in assessing directors’ independence (see “—Director Independence and Categorical Standards”); and

•	Charters of the Audit Committee and the Compensation Committee of the Venoco Board.

The Corporate Governance Guidelines, Code of Business Conduct and Ethics and Categorical Standards can be viewed on Venoco’s website at www.venocoinc.com under the heading “About” and the subheading “Corporate Governance.” Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202‑1370.

The Venoco Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. Directors are requested to make attendance at meetings of the Board and Board committees a priority, to come to meetings prepared, having read any materials provided to them prior to the meetings and to participate actively in the meetings. Directors are expected to attend the annual stockholders’ meeting if one is held.

Board Committees

The composition and primary responsibilities of Venoco’s Audit Committee and Compensation Committee are described below.

Venoco’s Audit Committee currently consists of Messrs. Bondi and Keller, with Mr. Bondi acting as Chairman. The primary function of the Audit Committee is to assist the Venoco Board in its oversight of our financial reporting process. Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices. The Venoco Board has determined that each member of the committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S‑K and that both members of the committee are independent under the Categorical Standards. See “—Directors” for a summary of the business experience of each member of the committee.

Venoco’s Compensation Committee currently consists of Messrs. Bondi and Keller with Mr. Keller acting as Chairman. The Compensation Committee’s primary function is to discharge the Venoco Board’s responsibilities relating to the compensation of Venoco’s Executive Chairman, CEO and other executive officers. Among other things, the committee reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO. See “Executive Compensation—Compensation Discussion and Analysis” for discussion of Venoco’s processes and procedures for considering and determining executive and director compensation. The Venoco Board has determined that each member of the committee is (i) independent under the Categorical Standards, (ii) a “non‑employee director” as defined in Rule 16b‑3 under the Exchange Act and (iii) an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).

Venoco no longer has a standing nominating committee, primarily because following the completion of the going private transaction, the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the Venoco Board and because Venoco has only one stockholder, which is an affiliate of Mr. Marquez. The entire Venoco Board currently operates as the nominating committee, and recommends to Venoco’s shareholder nominees for election to the Venoco Board. Because Mr. Marquez is the sole director of DPC, it has no standing committees. Venoco no longer has a formal policy regarding security holder nominations of candidates for the Venoco Board, but the board will consider any proposed nomination brought to its attention. Proposals may be directed by mail to the following address: Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202‑1370.

Director Independence and Categorical Standards

As discussed under “—Board Committees,” the Venoco Board has determined that, other than Mr. Marquez, each member of the Venoco Board is independent under the Categorical Standards. The Categorical Standards are similar to the director independence standards set forth in the rules of the New York Stock Exchange (the “NYSE”) except that they are more stringent in some respects. Accordingly, a director who qualifies as independent under the Categorical Standards would also be considered independent under the rules of the NYSE. Pursuant to the Categorical Standards, a director may not be considered independent if he or she:

•

is an employee, or has an immediate family member who is an executive officer, of Venoco, until three years after the end of such employment relationship, provided that employment as an interim Chairman of the Board or interim executive officer shall not disqualify a director from being considered independent following service in either capacity;

•

has received, or has an immediate family member who has received, more than $100,000 in direct compensation from Venoco in any 12‑month period within the past three years, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), provided that compensation received by a director for prior service as an interim Chairman of the Board or interim executive officer, and compensation received by an immediate family member for service as a non‑executive employee of the company, need not be considered in determining independence under this test;

•

is affiliated with or employed by, or has an immediate family member who is affiliated with or employed in a professional capacity by, a current or former internal or external auditor of Venoco, until three years after the end of the affiliation or the employment or auditing relationship;

•

is employed, or has an immediate family member who is employed, as an executive officer of another company where any of the Venoco’s current executive officers serve on the other company’s compensation committee, until three years after the end of such service or the employment relationship; or

•

is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or has received payments from, Venoco for property or services in an amount that, in any of the last three fiscal years, exceeded the greater of (i) $1 million or (ii) 2% of such other company’s consolidated gross revenues.

The Venoco Board would also consider any of the foregoing relationships that exist with DPC.

Code of Business Conduct

Venoco and DPC have adopted a Code of Business Conduct and Ethics to provide guidance to directors, officers, including its Executive Chairman, CEO, COO, CFO and Chief Accounting Officer, and employees, with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes‑Oxley Act of 2002. Venoco’s Code of Business Conduct and Ethics is available on its website at venocoinc.com. To access the Code of Business Conduct and Ethics and Venoco’s other corporate governance materials, click on “About” and then click on “Corporate Governance.” Venoco will disclose on its website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC rules.

Item 11.  Executive Compensation

As discussed above, we operate DPC and Venoco as one business, with one management team. Each of DPC’s executive officers is also an executive officer of Venoco. DPC is a holding company that has no employees and pays no compensation directly. Instead, all compensation paid to DPC’s executive officers is paid to such officers by Venoco, in amounts approved by the Compensation Committee of the Venoco Board. The executive officers of DPC are not separately compensated for their services as such. Accordingly, this section provides disclosure regarding compensation paid by Venoco to the executive officers, and all contracts, awards and other agreements or arrangements referred to in this section are between Venoco and the relevant officer except where specified otherwise.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis (set forth below) with the management of the Company, and, based on such review and discussion, have recommended to the Board inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Compensation Committee:

Richard Keller, Chairman Joseph A. Bondi

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Venoco’s Compensation Committee believes that:

•	Executive interests should be aligned with stockholder interests;
•	Executive compensation should be structured to provide appropriate incentives and reasonable rewards for the contributions made and performance achieved; and
•	A competitive compensation package must be provided to attract, motivate and retain experienced and talented executives.

Venoco’s executive compensation program is designed to align pay with short‑term and long‑term company performance. The intent of the program is to put a substantial portion of compensation at risk and tied to performance, and to reward unique or exceptional contributions to overall sustainable value creation for stockholders. The Compensation Committee’s intent is to maintain an executive compensation program that:

•	Encourages growth in Venoco’s oil and gas reserves and cash flow, balance sheet discipline, cost containment and achievement of production targets;

•	Aligns executive and stockholder interests through substantial ongoing equity‑based incentive awards for executives;
•	Attracts, motivates and retains superior executive talent over the long‑term; and
•	Provides compensation opportunities for high‑performing executives.

The components of Venoco’s executive compensation are presented below and discussed in more detail later in this report:

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
•

long‑term incentive compensation generally targeted at the 50th percentile, with upside approaching the 75th percentile (to reward achievement of company objectives, individual responsibility and productivity, and high quality work).  No long-term incentive compensation was awarded in 2015.

While the Compensation Committee believes the total compensation of Venoco’s executive officers should be targeted between the 50th and 75th percentile of the comparative industry peer group, it does not mechanically apply the above compensation components. Rather, careful consideration is given to the appropriate percentage mix of such components so that each of Venoco’s executive officers is individually and appropriately incentivized. In addition, the Compensation Committee approves case‑specific compensation plans to accommodate individual circumstances or non‑recurring situations, as appropriate. The competitive market is determined by reference to the compensation practices of an industry peer group as set forth below.

Industry Peer Group

The companies selected by Venoco’s Compensation Committee for the peer group represent independent exploration and production companies that focus on the acquisition, exploration, exploitation and development of oil and natural gas properties. The composition of Venoco’s peer group is reviewed annually by the Compensation Committee to ensure that the companies continue to remain relevant for comparative purposes. Venoco’s peer group for 2015 is as follows:

 Bonanza Creek	 Resolute Energy Corporation
 Breitburn Energy Partners LP	 SM Energy
 Clayton Williams Energy	 Swift Energy Company
 Memorial Production Partners	 Vanguard Natural Resources
 PDC Energy, Inc.	 Warren Resources
 QEP Resources	 Whiting Petroleum Corporation
 QR Energy

Venoco’s Compensation Committee also considers competitive market practices from sources such as Equilar Insight Benchmarking Surveys and HR Roundtable Organizations, which present synthesized, general data from a broad cross‑section of companies in various industries.

Setting Compensation

Venoco’s management provides the Compensation Committee with summary compensation information to assist it in understanding the totality of Venoco’s executive compensation and benefit programs. This information shows the total dollar value of an executive officer’s accumulated compensation and benefits. These summaries provide the Compensation Committee with important information useful in analyzing and understanding the design, operation and effectiveness of Venoco’s executive compensation programs.

The Compensation Committee approves the compensation of Venoco’s executive officers. In making its determinations, the Compensation Committee reviews the summary compensation information for each executive officer and considers the executive officer’s base salary, potential payments under selected performance scenarios and termination of employment and change‑in‑control scenarios, as well as accumulated equity and equity‑based incentives in DPC, all in light of peer group practices. The purpose of this process is to analyze the total amount of actual and projected compensation of Venoco’s executive officers and to determine whether any one component of compensation should be changed. The Compensation Committee then considers whether the actual and projected compensation is aligned with its compensation philosophy and competitive market practices. Venoco’s CEO and Executive Chairman also provide the Compensation Committee with recommendations regarding the compensation levels for the other executive officers based on a review of Venoco’s peer group companies and the individual performance of each executive.

According to its charter, the Compensation Committee may, subject to limits imposed by applicable law, delegate some or all of its authority to a subcommittee consisting of one or more of its members.

The Compensation Committee has determined that the compensation of Venoco’s executive officers, both the total and its components, is generally consistent with the Compensation Committee’s expectations, philosophy and current market practices.

Elements of Compensation

There are three primary components of Venoco’s executive compensation program: base salary, annual cash bonuses and long‑term incentive awards. Perquisites are a minor element of Venoco’s executive compensation program. Each element is described below.

Base Salary.  The Compensation Committee believes that base salary is a critical element of executive compensation for attracting and retaining outstanding employees at all levels. The base salaries of Venoco’s executive officers are reviewed by the Compensation Committee on an annual basis and adjusted from time to time to realign salaries with market levels, after taking into account individual responsibilities, performance and experience. Base salary is generally targeted for all executive officers between the 50th and 75th percentile of base salary offered by companies in Venoco’s peer group, with the 75th or higher percentiles reserved for executives with skill sets that are critical for maximization of our asset value. Individual salaries take into account the individual’s performance, experience and personal competencies.

Name	2014 Base Salary	2015 Base Salary
Timothy M. Marquez	$787,500	$787,500
Mark A. DePuy	$708,750	$708,750
Scott Pinsonnault (1)	$-	$425,000
Brian Donovan	$213,487	$286,000
Ian Livett (2)	$294,000	$317,990
Mike Wracher (3)	$321,048	$345,000

(1)	Mr. Pinsonnault was appointed Chief Financial Officer effective May 1, 2015.
(2)	Mr. Livett resigned his position with Venoco effective July 16, 2015

(3)	Mr. Wracher was promoted to Senior Vice President Southern California Operations effective July 16, 2015.

Base salary increases in 2015 reflect the Compensation Committee’s review of updated salary levels of comparable positions in Venoco’s peer group companies, as well as Mr. DePuy’s promotion to CEO and Mr. Donovan’s promotion to General Counsel. The Compensation Committee views 2015 salary levels as consistent with its compensation philosophy.

Annual Cash Bonuses.  The Compensation Committee may award or recommend cash bonuses to Venoco’s executive officers pursuant to Venoco’s 2012 Senior Executive Bonus Plan (the “Senior Executive Bonus Plan”). Under the Senior Executive Bonus Plan, the Compensation Committee sets a target award, which may be expressed as a percentage of an executive officer’s base salary, and the related performance criteria. The Senior Executive Bonus Plan allows the Compensation Committee to eliminate or reduce the actual award payable to any participant that would otherwise be payable under the plan, based on the individual performance of the participant. In addition, the Compensation Committee may award or recommend discretionary annual bonuses to Venoco’s executive officers for outstanding performance, which are awarded outside the Senior Executive Bonus Plan.

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

The bonus opportunity under the Senior Executive Bonus Plan is stated as a percentage of base salary and is set using the Compensation Committee’s philosophy to target bonus levels (as a percentage of base salary) consistent with the competitive market for executives in similar positions. For 2015, the bonus opportunity at a 100% of target level payout for Venoco’s named executive officers was as follows:

	Percentage
Name	of Salary	Total
Timothy M. Marquez	170%	$1,338,750
Mark A. DePuy	120%	$850,500
Scott Pinsonnault (1)	90%	$382,500
Brian Donovan	75%	$214,500
Ian Livett(2)	80%	$254,392
Mike Wracher(3)	80%	$276,000

(1)	Mr. Pinsonnault was appointed Chief Financial Officer effective May 1, 2015.
(2)	Mr. Livett resigned his position with Venoco effective July 16, 2015.
(3)	Mr. Wracher was promoted to Senior Vice President Southern California Operations effective July 16, 2015.

Under the Senior Executive Bonus Plan, six criteria were selected for 2015 to assess performance in three core functional areas : (i) Operations, (ii) Finance, (iii) and Growth. Operations goals were focused on production, expense management, capital expenditures, and safety, health, and environmental performance. Finance goals were directed on debt compliance and improving  liquidity. Growth encompassed progressing long lead projects and strategic initiatives. The bonus payout table with targets for 2015 is summarized as follows:

	% of	Minimum		Maximum
	Bonus	Bonus Level	Target	Bonus Level
	Target	Performance	Performance	Performance
Average Daily Net Production (BOE/d)	15%	5,300	5,605	5,900
Lease Operating Expenses plus G&A Expenses	10%	$85	$77	$72
Capital Expenditures	5%	$23	$18	$15
Safety, Health and Enviornmental Performance	5%	Determined by Committee
Debt Compliance / Fund liquidity gap	30%	Determined by Committee
Growth	35%	Determined by Committee

Under the Senior Executive Bonus Plan, actual results for the year are compared to each of the six individual performance criteria in order to determine payout multiples, which can range from 0 to 2. The weighted multiples are aggregated to determine the appropriate payout percentage achieved for the year. Based on the Company’s performance relative to the 2015 performance criteria as adjusted, the Compensation Committee determined the appropriate payout multiples and payout percentages to be as follows:

	Payout Multiple	Payout Percentage
Performance Criteria	Achieved	Achieved
Average Daily Net Production (BOE/d)	—	—%
Lease Operating Expenses plus G&A Expenses	1	10%
Capital Expenditures	1	5%
Safety, Health and Enviornmental Performance	—	—%
Debt Compliance / Fund liquidity gap	0.80	24%
Growth	0.30	11%
Performance Factor		50%

Actual 2015 awards were as follows:

			Actual Award
	2015 Annual Incentive Awards		Including
	Target Award	Actual Award	Discretionary
	(% of Base Salary)	(% of Base Salary)	Adjustment($)
Timothy M. Marquez	170%	85%	$669,375
Mark A. DePuy	120%	60%	$425,250
Scott Pinsonnault (1)	90%	45%	$191,250
Brian Donovan	75%	66%	$132,250
Ian Livett (2)	80%	—%	—
Mike Wracher (3)	80%	67%	163,000

(1)	Mr. Pinsonnault was appointed Chief Financial Officer effective May 1, 2015.
(2)	Mr. Livett resigned his position with Venoco effective July 16, 2015.
(3)	Mr. Wracher was promoted to Senior Vice President Southern California Operations effective July 16, 2015.

Long‑Term Incentive Compensation.  Prior to 2015, we granted long-term incentive compensation awards to our executive officers.  We believe the use of long‑term incentive compensation based on the value of the equity of Venoco or DPC creates an ownership culture that encourages the long‑term performance of Venoco’s executive officers.  In 2015 we did not grant any long-term incentive awards.

2012 Plan.  Certain changes in our long‑term incentive programs occurred as a result of the going‑private transaction, but the Compensation Committee has generally attempted to replicate the economic effects of the programs in place prior to the transaction to the extent feasible. As part of the terms and conditions of the going private transaction, all then‑existing stock options (whether vested or unvested) were extinguished upon the closing of the transaction for a cash payment equal to the then‑existing “spread” inherent in the option (i.e., the excess, if any, of the merger consideration of $12.50 per share over the option exercise price, multiplied by the number of shares subject to the option). All shares of restricted stock were converted into the right to receive cash equal to the merger consideration of $12.50 per share at the time such restricted share otherwise vests according to its terms; however, in the case of an award subject to one or more market‑based vesting conditions, it is assumed that those conditions are satisfied at the target level (such rights referred to hereafter as “Rights to Receive” or “RTR units”).

In November 2012, the Venoco Board adopted a new cash‑settled long‑term incentive plan, known as the Venoco, Inc. 2012 Stock‑Based Cash Incentive Plan (the “2012 Plan”) to replace the plans that were in place prior to the going private transaction. Under the 2012 Plan, Venoco is authorized to issue cash‑settled share appreciation rights (“SARs”), cash‑settled restricted share units (“RSUs”), and other cash‑settled awards to Venoco’s employees, directors and other service providers. Although the awards are issued and settled by Venoco, the awards are measured based on the value of DPC’s stock, which the Venoco Board believes is a more appropriate vehicle for measuring and driving long‑term stockholder value creation. Because Venoco is no longer publicly traded, it is not practical to use total shareholder return as the performance metric on which these awards vest. Instead, the Compensation Committee decided to have such SAR and RSU awards vest based on the achievement of the performance measures used to determine the annual cash bonus payout. Vesting of the RSU awards is subject to a four‑year graded vesting schedule (the “Grant Period”) such that twenty‑five percent (25%) of a long term incentive grant (“LTI Grant”) will be eligible for vesting each calendar year on a cumulative basis (i.e., 25% in the first year, 50% in the second year, 75% in the third year, and 100% in the fourth year).

On each anniversary date of the date of a RSU grant, the officers will vest in and be entitled to receive a cash payment equal to the fair market value of a number of shares of DPC stock equal to the number of restricted share units vesting on such date. The number of restricted share units vesting on any such date is equal to the product of the “Earned Percentage” (defined below) for that year’s grant multiplied by the cumulative graded vesting percentage (i.e., 25% on the first anniversary, 50% on the second anniversary, 75% on the third anniversary, and 100% on the fourth anniversary) of such grant, less any amounts previously vested for such grant. The Earned Percentage for any grant is generally the level of attainment of the performance measures used to determine the annual bonuses for the year in which the grant is made. For example, if the performance measures used to determine the annual bonuses for the year in which the grant is made are achieved at 75%, then the Earned Percentage for each year in the Grant Period would equal 75% and, therefore, 75% of the grant eligible for vesting in each year will have been earned and will be paid to the individual on or shortly following each anniversary date (subject to the individual’s continued employment through that date). The actual amount payable shall be equal to the number of units vested multiplied by the share price of DPC shares as determined by the most recent independent valuation preceding the vesting date.

If the performance measures used to determine the annual bonuses for a particular year are greater than 100%, and the Earned Percentage for any prior LTI Grant was less than 100%, then the excess of the current year performance over 100% will be “carried back” to increase the prior LTI Grant’s Earned Percentage(s). The excess will be applied first to the LTI Grants in the earliest year in the Grant Period until the Earned Percentage for that year’s LTI Grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the earliest year will be applied to the LTI Grant for the second earliest year until the Earned Percentage for that year’s grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the second earliest year will be applied to the LTI Grant for the most recent prior year until the Earned Percentage for that year’s LTI Grant has been increased to a maximum of 100%. For example (continuing the first example above), if in Year 2 the performance measures are achieved at 115%, then the excess over 100% (i.e., 15%) will be carried back to increase the Earned Percentage for the prior year’s LTI Grant to 90%.

If the performance measure for a year is attained at a level greater than 100%, and after “carrying back” the excess over 100% to increase the Earned Percentage(s) for prior years’ LTI Grants to 100%, there continues to be excess, then an amount equal to 50% of the remaining excess will be applied to the current year’s LTI Grant and may yield an Earned Percentage for the current year’s grant of up to 120%. For example (continuing the example above), if in Year 2 the performance measure is attained at 175%, then the excess of the Year 2 performance over 100% will be carried back to increase the Earned Percentage for the first year’s LTI Grant to 100%, and one‑half of the remaining excess of 50% will be applied to increase the Earned Percentage for the current year’s grant up to a maximum of 120%. Refer to “Grants of Plan‑Based Awards” for LTI Grants made to executive officers in 2014.

Employee Stock Ownership Plan.  On December 31, 2012, Venoco and DPC adopted an employee stock ownership plan, a tax‑qualified retirement plan pursuant to which all employees of Venoco (including Venoco’s executive officers) will generally have the ability to receive contributions that are invested primarily in DPC stock.

CFO Services

On November 3, 2014, Venoco engaged Opportune LLP (“Opportune”) to provide various accounting advisory and consulting services to it and DPC. As part of that engagement, Scott Pinsonnault of Opportune served as interim CFO of Venoco and DPC from that date until his appointment as permanent CFO of both companies effective May 1, 2015 (see “Employment and Other Agreements” below). During his period of service as interim CFO, Mr. Pinsonnault’s services to the Company were billed by Opportune in the amount of $369,960 for services performed through May 1, 2015, and he was not separately compensated by Venoco or DPC.

Perquisites and Other Compensation

Venoco has provided, and intends to continue to maintain, relatively modest executive benefits and perquisites for its executive officers. However, the Compensation Committee in its discretion may revise, amend or add to Venoco’s executive officers’ benefits and perquisites if it deems such action advisable.

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

Accounting for Stock‑Based Compensation.  We account for stock‑based payments in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

Employment and Other Agreements

As of December 31, 2015 Venoco had employment agreements with five of its executive officers pursuant to which the executive officer will receive benefits if his employment is terminated (other than for misconduct) by Venoco, by the executive officer’s death or disability or in certain circumstances following a change in control. These arrangements reinforce and encourage Venoco’s executive officers’ continued attention and dedication to their duties without the distraction arising from the possibility of a change in control of our Company and are intended to facilitate a smooth transition in the event of a change in control of our company. In addition, these arrangements provide Venoco’s executive officers with severance to help ease their financial transition from our Company. The details and amounts of these benefits are described in “—Executive Officer Compensation in 2015—Potential Payments Upon Termination or Change in Control.”

On April 27, 2015, Mr. Donovan entered into an employment agreement with Venoco pursuant to which he will receive an annual salary of $286,000 and an annual bonus with a target amount equal to 75% of his annual salary. The other terms of the agreement are substantially similar to those of the current executive officers of the company other than Timothy Marquez, the Executive Chairman.

On April 27, 2015, Mr. Marquez entered into an amendment to his existing employment agreement pursuant to which he received $1,500,000 in recognition of his leadership in completing the recent restructuring transaction through which Venoco raised approximately $175 million of new debt capital and achieved debt cancellation of $44 million. An additional $1,500,000 will be paid after the date on which Venoco (in the judgment of the Compensation Committee) has received final regulatory approval from the California State Lands Commission for the proposed lease line adjustment in the South Ellwood field, which approval may include reasonable mitigation requirements, and pursuant to which Venoco may pursue a drilling permit relating to the area covered by the adjustment.

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

Risk Considerations

The Compensation Committee and management have reviewed Venoco’s compensation policies and practices and believe they encourage prudent business decisions and do not create or encourage excessive risks or risk taking that is reasonably likely to result in a material adverse impact on the Company.

Consideration of Shareholder Advisory Vote on Executive Compensation

Following the going private transaction, Venoco has not held a shareholder advisory vote on executive compensation.

Executive Officer Compensation in 2015

Summary Compensation Table

The following table summarizes the total compensation paid or earned by persons who served as Venoco’s principal executive officer or principal financial officer during 2015  and Venoco’s other three most highly compensated executive officers for 2015 (collectively, the “named executive officers”).

			Bonus
				Non-Equity
			Discretionary	Incentive Plan	Stock	All Other
		Salary	Bonus	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Timothy M. Marquez	2015	$787,500	669,375	—	—	1,528,570	2,985,445
Executive Chairman	2014	$787,500	$669,375	$—	$3,150,052	$32,124	$4,639,051
	2013	$787,500	$93,712	$843,413	$1,388,085	$30,435	$3,143,145
Mark A. DePuy	2015	$708,750	425,250	—	—	45,807	1,179,807
CEO	2014	$577,828	$602,438	$—	$546,051	$42,557	$1,768,874
	2013	$341,250	$19,110	$171,990	$183,689	$25,609	$741,648
Scott Pinsonnault (4)	2015	$283,333	$191,250	$—	$—	$228,209	$894,042
Chief Financial Officer
Brian Donovan	2015	$286,000	132,250	—	—	50,082	468,332
General Counsel and Secretary	2014	$236,871	$96,250	$—	$72,768	$22,945	$428,834
Ian Livett (5)	2015	185,494	—	—	—	42,550	228,045
former Vice President-	2014	$305,760	$122,304	$—	$470,397	$55,702	$954,163
Southern California Operations
Mike Wracher (6)	2015	$335,020	$163,000	$—	$—	$46,729	$544,749
Vice President-Southern
California Operations

(1)

Amounts shown represent annual incentive bonus awards under the Senior Executive Bonus Plan and related discretionary adjustment, which are discussed in “—Compensation Discussion and Analysis—Elements of Compensation —Annual Cash Bonuses.” Amounts for 2015 reflect cash compensation earned in 2015 but not paid until 2016.

(2)

Amounts shown reflect the awards described in “—Compensation Discussion and Analysis—Elements of Compensation—Long Term Incentive Compensation.” Amounts shown do not reflect compensation actually received by Venoco’s executive officers or the actual value that may be recognized by the executive officers with respect to these awards in the future. Instead, the amounts shown are the grant date fair values determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to Venoco’s audited financial statements included in the Original Filing.

(3)	The amounts for 2015 entitled “All Other Compensation” are detailed in the following table:

	Qualified	Premium		Premium
	Retirement	Towards		Towards
	Plan	Health		Life	Secured	Health
	Employer	Insurance	Housing	Insurance	Parking	Club
Name	Match	Plans	Allowance	Plans	Fees	Dues	HSA		Other
Timothy M. Marquez (a)	$—	$27,868	$—	$702	$—	$—		$—	$1,500,000
Mark A. DePuy	$15,625	$21,170	$—	$702	$3,420	$2,760		$2,130	$—
Scott Pinsonnault (b)	$15,625	$18,579	$	$468	$3,280	$1,788	$		$188,469
Mike Wracher	$15,625	$15,792	$11,000	$702	$1,680	$—		$1,930	$—
Brian Donovan	$15,625	$27,868	$—	$672	$3,420	$2,497		$—	$—
Ian Livett	$15,625	$10,528	$14,000	$468	$—	$—		$1,930	$—

(a)

In addition, Venoco provided office space that it was not using in its Denver, Colorado office to Mr. Marquez’s assistant. Activities conducted by his assistant in that office space include performing services for other charitable institutions and conducting personal business for Mr. and Mrs. Marquez. Because such office space would have otherwise been vacant, we believe that the aggregate incremental cost to our company is de minimis.

(4)	Mr. Pinsonnault was appointed Chief Financial Officer effective May 1, 2015.
(5)	Mr. Livett resigned his position with Venoco effective July 16, 2015.
(6)	Mr. Wracher was promoted to Senior Vice President Southern California Operations effective July 16, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the holdings of all equity‑based awards held by Venoco’s named executive officers as of December 31, 2015. Each equity‑based grant is shown separately for each named executive officer.

						Stock Awards(2)
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
	Option Awards(1)						Market	Awards:	Market
	Grant	Number of	Number of			Number of	Value of	Number of	Value of
	Date	Units	Units	Option		Shares or	Shares or	Unearned	Unearned
	for all	Underlying	Underlying	Exercise	Option	Units That	Units That	Units That	Units That
	Awards	Options(#)	Options(#)	Price	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Listed(3)	Exercisable	Unexercisable	($)	Date	Vested(#)(3)	Vested($)	Vested(#)(4)	Vested($)
Timothy M. Marquez	4/1/2014	101,740	305,223	$12.24	3/31/2024	1,597	$16	6,066	$61
	4/1/2013	199,143	199,144	$20.00	3/31/2023	2,295	$23	2,344	$23
	4/1/2012	—	—	—	—	—	—	87,581	$876
	11/13/2012	990,550	—	$12.50	11/13/2022	—	—	—	—
Mark A. DePuy	4/1/2014	16,604	49,814	$12.24	3/31/2024	1,597	$16	1,965	$20
	4/1/2013	22,819	22,820	$20.00	3/31/2023	2,295	$23	750	$8
	11/13/2012	25,000	—	$12.50	12/15/2021	—	—	—	—
Scott Pinsonnault (5)		—	—	—	—	—	—	—	—
Brian Donovan	4/1/2014	1,314	3,942	$12.24	3/31/2024	1,403	$14	1,029	$10
	4/1/2013	2,170	4,341	$8.33	3/31/2023	1,852	$19	907	$9
	4/1/2012	—	—	—	—	—	—	1,289	$13
	11/13/2012	23,397	—	$12.50	11/13/2022	—	—	—	—
Ian Livett (6)		—	—	—	—	—	—	—	—
Mike Wracher (7)	4/1/2014	12,948	38,847	$12.24	3/31/2024	1,530	$15	1,712	$17
	4/1/2013	22,629	45,259	$8.33	3/31/2023	2,245	$23	1,546	$15
	4/1/2012	—	—	—	—	—	—	5,935	$59
	11/13/2012	62,898	—	$12.50	11/13/2022	—	—	—	—

(1)	Option awards include SARs granted under the 2012 Plan.
(2)

Stock awards include (i) rights‑to‑receive awards (RTR) issued at $12.50 per unit in replacement of unvested restricted stock outstanding as of the closing of the going private transaction, (ii) ESOP units granted under the ESOP, and (iii) 2012, 2013 and 2014 LTI Grants in the form of restricted share units.

(3)

Represents RTRs and ESOP units. The RTRs will be cash settled upon vesting at $12.50 per unit. The RTRs are subject to the original service conditions attached to the unvested restricted stock they replaced. ESOP units vest over four years. Once four years of service have been completed all historical and future grants are fully vested.

(4)

Represents 2012, 2013 and 2014 LTI Grants in the form of restricted stock units. Vesting of LTI Grants is subject to a four‑year graded vesting schedule such that twenty‑five percent (25%) will be eligible for vesting each calendar year on a cumulative basis (i.e., 25% in the first year, 50% in the second year, 75% in the third year, and 100% in the fourth year), as described above under the heading entitled “Long‑Term Incentive Compensation.” The restricted stock units are cash settled at the fair value of the DPC share.

(5)	Mr. Pinsonnault was appointed Chief Financial Officer effective May 1, 2015.
(6)	Mr. Livett resigned his position with Venoco effective July 16, 2015.
(7)	Mr. Wracher was promoted to Senior Vice President Southern California Operations effective July 16, 2015.

Option Exercises and Stock Vested

The following table sets forth SAR exercises that occurred during 2014 as well as RTRs and RSUs held by our named executive officers that vested during fiscal 2014.

	SAR Awards		Stock Awards
	Number of	Value	Number of	Value
	Units	Realized	Units	Realized
Name	Exercised	on Exercise(1)	Vested	on Vesting(2)
Timothy M. Marquez	—	$—	156,387	$1,007,709
Mark A. DePuy	—	$—	7,279	$79,309
Scott Pinsonnault	—	$—	—	$—
Brian Donovan	—	$—	2,755	$12,576
Ian Livett	—	$—	2,888	$7,438
Mike Wracher	—	$—	11,867	$71,500

(1)	Value realized is the difference between the grant date option price and the exercise price.
(2)	Value realized is based on $12.50 per share for RTRs and $2.01 per share for RSUs.

Pension Benefits

Neither Venoco nor DPC had any tax‑qualified defined benefit plans or supplemental executive retirement plans in 2014 that provided for payments or other benefits to their executive officers in connection with their retirement.

Non‑Qualified Defined Contribution and Other Deferred Compensation Plans

Neither Venoco nor DPC had any non‑qualified defined contribution plan or other deferred compensation plans in 2015 that provided for payments or other benefits to their executive officers.

Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation

The table below reflects estimated amounts of compensation payable by Venoco to its named executive officers upon their termination of employment with Venoco. The table omits named executive officers from whom no agreement or arrangement provided for such compensation as of December 31, 2015. The table also omits executives who resigned their employment in 2015, as each of such executives received only accrued but unpaid obligations upon their termination. The amounts shown assume that such termination was effective as of December 31, 2015, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer’s termination.

Regardless of the manner in which an executive officer terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	non‑equity incentive compensation earned during the fiscal year, to the extent vested;
•	long‑term incentive awards, to the extent vested (if an executive officer is terminated for misconduct, SARs, whether vested or unvested, are generally cancelled at the date of termination);
•	amounts contributed and vested under Venoco’s qualified retirement plans; and
•	unused vacation pay.

If Venoco terminates an executive officer’s employment for a reason other than change in control, death, disability or such executive officer’s misconduct, then Venoco will pay him a lump sum in cash equal to two times the sum of (i) his base compensation and (ii) an amount equal to the greater of a specified dollar amount or the highest incentive award paid or payable during the three years preceding his termination of employment.

However, if Venoco terminates an executive officer’s employment for a reason relating to a change in control of Venoco, his death or disability, or if he terminates employment for good reason in conjunction with a change in control, then such executive officer will receive:

•	a cash lump‑sum payment equal to three times the sum of:
•	the executive officer’s base salary;
•

an amount equal to the highest incentive award paid or payable to the executive officer under Venoco’s incentive compensation plans during the current year and the three years prior to termination; and

•	an amount equal to the maximum contribution allowed under Venoco’s qualified retirement plan; and
•

life, disability, accident and group health insurance benefits for the 36‑month period following the executive officer’s termination, except that such premiums charged to the executive officer cannot exceed the premiums he paid while an active employee of Venoco, and if any benefit is taxable to him, Venoco will make him whole on a net after‑tax basis; and

•

the opportunity to cancel all of his outstanding share‑based awards then held by him for a lump sum in cash equal to the sum of the value of all such awards, calculated as though all required goals had been achieved.

A “change in control” of Venoco is generally deemed to occur under the employment agreements if (i) any person or group other than Timothy Marquez (or a member of his family) becomes a beneficial owner of more than 50% of Venoco’s voting stock, (ii) Venoco’s stockholders approve a plan to liquidate Venoco or to sell all or substantially all of Venoco’s assets or (iii) Mr. Marquez (together with members of his family) is no longer the largest beneficial owner of Venoco’s voting securities and is no longer Venoco’s CEO or Chairman.

A “change in control” of Venoco is generally deemed to occur under the employment agreements if (i) any person or group other than Timothy Marquez (or a member of his family) becomes a beneficial owner of more than 50% of Venoco’s voting stock, (ii) Venoco’s stockholders approve a plan to liquidate Venoco or to sell all or substantially all of Venoco’s assets or (iii) Mr. Marquez (together with members of his family) is no longer the largest beneficial owner of Venoco’s voting securities and is no longer Venoco’s CEO or Chairman.  A change of control will occur upon emergence from Bankruptcy.

			Cashout of	Continuation of
		Cash	Stock-Based	Medical/Welfare
		Severance	Awards/Accelerated	Benefits
		Payment	Vesting	(present value)	Total
Name	Event	($)	($)(1)	($)	($)
Timothy M. Marquez	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$4,354,500	$—	$—	$4,354,500
	Involuntary or Good Reason Termination (Change-in-Control) (2), Disability, or Death:	$6,585,750	$—	$85,710	$7,862,564
Mark A. DePuy	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$2,622,376	$—	$—	$2,622,376
	Involuntary or Good Reason Termination (Change-in-Control) (2), Disability, or Death:	$3,987,564	$—	$65,615	$4,135,034
Scott Pinsonnault	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$1,232,500	$—	$—	$1,232,500
	Involuntary or Good Reason Termination (Change-in-Control) (2), Disability, or Death:	$1,902,750	$—	$85,710	$1,988,460
Brian Donovan	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$836,500	$—	$—	$836,500
	Involuntary or Good Reason Termination (Change-in-Control) (2), Disability, or Death:	$1,308,750	$—	$85,619	$1,394,369
Mike Wracher	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$1,138,644	$—	$—	$1,138,644
	Involuntary or Good Reason Termination (Change-in-Control) (2), Disability, or Death:	$1,761,966	$—	$49,481	$1,811,447

(1)

Under the applicable employment agreements with Venoco’s executive officers, each has a right in certain instances relating to termination of employment to require us to cancel all his outstanding stock based awards in exchange for a lump sum amount of cash equal to the “spread” inherent in each SAR and the value of each RSU outstanding, calculated as though all required goals had been achieved. The amounts shown also reflect where applicable the assumed value of awards vested following an involuntary termination not for misconduct.

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

Director Compensation

Venoco uses a combination of cash and share‑based incentive compensation to attract and retain qualified candidates to serve on the Venoco Board. Cash payments to Venoco’s directors for service during 2014 and 2015 are summarized in the following table. Mr. Marquez is DPC’s sole director and receives no compensation for his services in that capacity, or for his service on Venoco’s Board.

	2014	2015
Annual Retainer	$55,000	$65,000
Board Meeting Fees	$1,500	$1,500
Committee Meeting Fees	$1,000	$1,000
Lead Director	$10,000	$10,000
Audit Committee Chair	$17,500	$20,000
Audit Committee Members	$5,000	$5,000
Compensation Committee Chair	$15,000	$15,000
Compensation Committee Members	$4,000	$4,000

In some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter. Directors who are Venoco’s employees receive no compensation for their services as director.

Director Summary Compensation Table

The following table summarizes the compensation earned by Venoco’s non‑ employee directors during 2015.

	Fees Earned	Stock Awards	SARs
	or Paid	Grant Date	Grant Date
	in Cash	Fair Value	Fair Value	Total
Name(1)	($)	($)	($)	($)
Joel L. Reed	$81,524	$—	$—	$81,524
Richard Walker	$78,024	$—	$—	$78,024

(1)

Mr. Marquez is not included in this table because he is an employee and therefore receives no compensation for his services as a director. The compensation received by Mr. Marquez as an employee is shown in “—Executive Officer Compensation in 2015—Summary Compensation Table.”

Compensation Committee Interlocks and Insider Participation

Neither Venoco nor DPC had any compensation committee interlocks during 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2015, all of the Company’s share based awards are settled solely in cash.

Security Ownership of Certain Beneficial Owners and Management

Mr. Marquez and his wife Bernadette Marquez own, through a family trust (the “Marquez Trust”), approximately 93% of the outstanding shares of DPC. A foundation controlled by Mr. and Mrs. Marquez (the “Marquez Foundation”) owns an additional 1% of such common stock. Venoco’s sole stockholder of record is DPC. Because Mr. and Mrs. Marquez control DPC, they may be deemed to beneficially own all of Venoco’s outstanding common stock under applicable SEC rules. The business address of Mr. and Mrs. Marquez is c/o Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado 80202‑ 1370. No other person beneficially owns more than 5% of DPC’s outstanding stock and no other officer or director of DPC beneficially owns more than 1% of such stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Board has determined that, other than Mr. Marquez, each member of the Venoco Board is independent under the Categorical Standards. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence and Categorical Standards.”

Transactions with Related Persons

Policy Regarding Related Person Transactions

The Audit Committee of the Venoco Board has adopted a written policy regarding the review and approval of transactions between Venoco and any “related person.” Under the policy, related persons include Venoco’s directors and executive officers, holders of five percent or more of Venoco’s common stock, immediate family members of any of those persons and any entities in which any of the foregoing persons hold a significant interest. The policy applies to any “related person transaction,” which is generally defined as any transaction involving Venoco and a related person where the amount involved exceeds $20,000, subject to some exceptions, including for (i) transactions in which the interest of the related person arises solely from his or her ownership of Venoco’s common stock and all stockholders participate in the transaction on a pro rata basis and (ii) compensation‑related transactions that are approved or recommended by the Compensation Committee of Venoco’s Board.

The policy provides that when a related person transaction is proposed, the Audit Committee will consider all material information relating to the transaction and the related person’s relationship with Venoco, and will approve the transaction only if it is in, or not inconsistent with, the best interests of Venoco and its stockholders to do so. In circumstances where it is not practicable or desirable to wait until the next Audit Committee meeting, the Chairman of the committee may review the transaction, applying the same standard. In the event Venoco’s CEO, CFO or General Counsel becomes aware of a related person transaction that was not previously approved or ratified under the policy, the Audit Committee (or the Chairman) will review the transactions and evaluate all available options, including ratification, amendment, termination or rescission of the transaction. Except as otherwise indicated, each of the transactions described in “—Related Transactions” were reviewed and approved pursuant to the policy.

Related Transactions

Aircraft Lease Agreement.  In 2011, Venoco entered into a non‑ exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. Venoco incurred approximately $0.6 million of costs related to the agreement in 2015.  The sublease agreement expired on December 31, 2015 and was not renewed.

Item 14.  Principal Accounting Fees and Services

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young LLP to Venoco and DPC for the 2014 and 2015 fiscal years.

	2014	2015
Audit fees(1)	$608,000	$1,200,000
Audit-related fees	—	—
All other fees	—	—
Total	$608,000	$1,200,000

(1)	Audit fees include fees for the year‑end audit and related quarterly reviews.

Audit Committee Pre‑Approval Policy

The charter of the Audit Committee of Venoco’s Board includes certain policies and procedures regarding the pre‑approval of audit and non‑audit services performed by an outside accountant. The committee is required to pre‑approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and permissible non‑audit services, subject to any exception under Section 10A of the Exchange Act and the rules promulgated thereunder. Pre‑approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full committee at its next scheduled meeting. All of the services described in “Fees Paid to Principal Accountants” were approved by the Audit Committee pursuant to its pre‑approval policies as in effect as of the relevant times.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See "Index to Consolidated Financial Statements" on page F-1.

Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Venoco, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 12, 2015).

3.2	Amended and Restated Bylaws of Venoco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Venoco, Inc. filed on September 5, 2008).

3.3	Certificate of Incorporation of Denver Parent Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).

3.4	Bylaws of Denver Parent Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).

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

4.3

Indenture, dated as of April 2, 2015, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the First Lien 12.00% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on June 16, 2015).

4.4

Indenture, dated as of April 2, 2015, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the Second Lien 8.875% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Venoco, Inc. filed on June 16, 2015).

10.1

Option Agreement, dated as of November 1, 2006, by and between TexCal Energy South Texas, L.P. and Denbury Onshore, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on November 9, 2006).

10.1.1

First Amendment to Option Agreement, by and between TexCal Energy South Texas, L.P. and Denbury Onshore, LLC, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on September 2, 2008).

10.2	Venoco, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).

Exhibit Number	Exhibit
10.2.1

Amendment No. 1 to the Venoco, Inc. 2000 Stock Incentive Plan, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on November 20, 2008).

10.3	Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on May 12, 2006).

10.3.1

Amendment No. 1 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 15, 2007).

10.3.2

Amendment No. 2 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Venoco, Inc. filed on November 20, 2008).

10.3.3

Amendment No. 3 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 25, 2010).

10.3.4

Form of Notice of Stock Award Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan and Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of Venoco, Inc. filed on March 5, 2009).

10.3.5

2010 Form of Notice of Stock Award Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.6 to the Annual Report on Form 10-K of Venoco,  Inc. filed on February 25, 2010).

10.4	Venoco, Inc. Revised 2007 Long-Term Incentive Program (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 5, 2011).

10.5	Venoco, Inc. 2007 Senior Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 12, 2008).

10.6	Venoco, Inc. 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).

10.7.1

Form of Stock Appreciation Rights Agreement Pursuant to the 2012 Stock- Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).

10.7.2

Form of Restricted Unit Award Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).

10.7.3

Form of Executive RSU Award Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 10, 2014).

10.8

Employment Agreement, dated as of March 1, 2005, by and between Venoco, Inc. and Timothy Marquez (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).

10.9	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on July 12, 2006).

Exhibit Number	Exhibit

10.10

Employment Agreement, dated January 15, 2012, by and between Mark DePuy and Venoco, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).

10.11	Employment Agreement, dated May 1, 2015, by and between Venoco, Inc. and Scott M. Pinsonnault (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 19, 2015).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 31, 2005).

10.13	Venoco, Inc. 2012 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).

10.14

Form of Payment Agreement, effective as of January 31, 2013, by and between Venoco, Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2013).

10.15

Purchase and Sale Agreement, dated as of December 23, 2008, by and between Carpinteria Bluffs, LLC and Venoco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on December 29, 2008).

10.16

Term Loan, Security and Guaranty Agreement, dated as of June 11, 2015, by and among Venoco, Inc., the Guarantors named therein and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on June 16, 2015)

10.17

Note Purchase and Exchange Agreement, dated as of April 2, 2015, by and among Venoco, Inc. and the Note Purchasers named therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Venoco, Inc. filed on June 16, 2015).

10.18

Restructuring Support Agreement dated as of March 17, 2016 among Venoco, Inc. (the “Company”), Denver Parent Corporation, Ellwood Pipeline, Inc., TexCal Energy (LP) LLC, Whittier Pipeline Corporation, TexCal Energy (GP) LLC and TexCal Energy South Texas, L.P., each of the holders the Company’s 12.00% Senior Notes due 2019, and each of the holders of the Company’s 8.875% Senior Notes due 2019  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on March 24, 2016).

10.18.1

Amended and Restated Restructuring Support Agreement dated as of April 8, 2016 among Venoco, Inc. (the “Company”), Denver Parent Corporation, Ellwood Pipeline, Inc., TexCal Energy (LP) LLC, Whittier Pipeline Corporation, TexCal Energy (GP) LLC and TexCal Energy South Texas, L.P., each of the holders the Company’s 12.00% Senior Notes due 2019, and each of the holders of the Company’s 8.875% Senior Notes due 2019.

10.19

Superpriority Secured Debtor-in-Possession Credit Agreement dated as of March 22, 2016 among the Company; TexCal Energy (LP) LLC, Whittier Pipeline Corporation, TexCal Energy (GP) LLC and TexCal Energy South Texas, L.P., as guarantors; the lenders party thereto; and Wilmington Trust, National Association as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on March 24, 2016).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of DeGolyer & MacNaughton Regarding the Registrant's Reserves as of December 31, 2015 and Addendum thereto.

99.2

Non-Exclusive Aircraft Sublease Agreement, dated as of July 1, 2011, by and between Venoco, Inc. and TimBer, LLC (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).

101

The following financial information from the annual report on Form 10-K of Venoco, Inc. and Denver Parent Corporation for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.

By:	/s/ Mark A. DePuy
	Name:	Mark A. DePuy
	Title:	Chief Executive Officer
	Date:	June 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. DePuy Mark A. DePuy	Chief Executive Officer (Principal Executive Officer)	June 3, 2016

/s/ Scott M. Pinsonnault Scott M. Pinsonnault	Chief Financial Officer (Principal Financial Officer)	June 3, 2016

/s/ Heather Hatfield Heather Hatfield	Chief Accounting Officer (Principal Accounting Officer)	June 3, 2016

/s/ Timothy M. Marquez Timothy M. Marquez	Director	June 3, 2016

/s/ Joseph A. Bondi Joseph A. Bondi	Director	June 3, 2016

/s/ Richard Keller Richard Keller	Director	June 3, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENVER PARENT CORPORATION

By:	/s/ Timothy M. Marquez
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
	Date:	June 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Marquez Timothy M. Marquez	Chief Executive Officer (Principal Executive Officer); Sole Director	June 3, 2016

/s/ Scott M. Pinsonnault Scott M. Pinsonnault	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 3, 2016

/s/ Heather Hatfield Heather Hatfield	Chief Accounting Officer (Principal Accounting Officer)	June 3, 2016

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Denver Parent Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Denver Parent Corporation and subsidiaries (the ‘‘Company’’) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Parent Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 18, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Denver, Colorado

June 3, 2016

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Venoco, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (“Venoco”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Venoco’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Venoco’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Venoco’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venoco, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming Venoco will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Venoco filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 18, 2016, which raises substantial doubt about Venoco’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Denver, Colorado

June 3, 2016

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

			Denver Parent
	Venoco, Inc.		Corporation
	December 31,	December 31,	December 31,	December 31,
	2014	2015	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$90,165	$15,656	$90,297
Restricted funds	—	79,589	—	79,589
Accounts receivable	14,912	10,610	14,912	10,610
Insurance receivable	—	16,500	—	16,500
Inventories	3,370	1,452	3,370	1,452
Other current assets	4,715	3,859	4,721	3,859
Commodity derivatives	48,298	33,688	48,298	33,688
Total current assets	86,750	235,863	86,957	235,995
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,866,415	1,903,172	1,866,415	1,903,172
Unproved	8,360	-	8,360	-
Accumulated depletion	(1,400,738)	(1,860,217)	(1,400,738)	(1,860,217)
Net oil and gas properties	474,037	42,955	474,037	42,955
Other property and equipment, net of accumulated depreciation and amortization of $14,566 and $14,687 at December 31, 2014 and December 31, 2015, respectively	14,477	13,036	14,477	13,036
Net property, plant and equipment	488,514	55,991	488,514	55,991
OTHER ASSETS:
Commodity derivatives	29,793	-	29,793	-
Other	4,069	3,422	4,069	3,422
Total other assets	33,862	3,422	33,862	3,422
TOTAL ASSETS	$609,126	$295,276	$609,333	$295,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$-	$686,877	$-	$998,027
Accounts payable and accrued liabilities	20,535	37,916	20,535	37,916
Interest payable	17,329	20,912	17,329	20,912
Share-based compensation	2,236	2	2,236	2
Total current liabilities	40,100	745,707	40,100	1,056,857
LONG-TERM DEBT	557,872	0	828,451	0
ASSET RETIREMENT OBLIGATIONS	30,351	33,276	30,351	33,276
SHARE-BASED COMPENSATION	648	3	648	3
Total liabilities	628,971	778,986	899,550	1,090,136
COMMITMENTS AND CONTINGENCIES (note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and 100,000,000 shares for DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2014 and December 31, 2015; 30,297,459 DPC shares issued and outstanding at December 31, 2014 and December 31, 2015)	299	299	303	303
Additional paid-in capital	285,120	285,618	73,902	74,400
Retained earnings (accumulated deficit)	(305,264)	(769,627)	(364,422)	(869,431)
Total stockholders’ equity (deficit)	(19,845)	(483,710)	(290,217)	(794,728)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$609,126	$295,276	$609,333	$295,408

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2013	2014	2015	2013	2014	2015
REVENUES:
Oil and natural gas sales	$313,373	$222,052	$58,485	$313,373	$222,052	$58,485
Other	4,129	2,157	2,235	4,129	2,157	2,235
Total revenues	317,502	224,209	60,720	317,502	224,209	60,720
EXPENSES:
Lease operating expense	77,786	72,337	54,367	77,786	72,337	54,367
Production and property taxes	3,521	7,611	4,653	3,521	7,611	4,653
Transportation expense	181	201	201	181	201	201
Depletion, depreciation and amortization	48,840	44,064	23,599	48,840	44,064	23,599
Ceiling test and other impairments	—	817	439,858	—	817	439,858
Accretion of asset retirement obligations	2,477	2,491	2,150	2,477	2,491	2,150
General and administrative, net of amounts capitalized	50,403	19,926	28,996	50,664	20,352	29,066
Total expenses	183,208	147,447	553,824	183,469	147,873	553,894
Income (loss) from operations	134,294	76,762	(493,104)	134,033	76,336	(493,174)
FINANCING COSTS AND OTHER:
Interest expense, net	65,114	52,609	69,187	86,640	87,025	108,278
Amortization of deferred loan costs	3,705	3,268	3,695	4,754	4,289	5,180
Loss (gain) on extinguishment of debt	38,549	2,347	(67,515)	58,472	2,347	(67,515)
Commodity derivative losses (gains), net	12,607	(101,899)	(34,108)	12,607	(101,899)	(34,108)
Total financing costs and other	119,975	(43,675)	(28,741)	162,473	(8,238)	11,835
Income (loss) before income taxes	14,319	120,437	(464,363)	(28,440)	84,574	(505,009)
INCOME TAX PROVISION (BENEFIT)	—	—	—	—	—	—
Net income (loss)	$14,319	$120,437	$(464,363)	$(28,440)	$84,574	$(505,009)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$124,358	$(420,315)	$(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
DPC capital contribution to Venoco	—	—	158,385	—	158,385
Dividend paid to DPC	—	—	—	(15,800)	(15,800)
Net income (loss)	—	—	—	14,319	14,319
BALANCE AT DECEMBER 31, 2013	29,936	299	283,488	(421,796)	(138,009)
Excess of share-based compensation expense recognized over payments made	—	—	1,632	—	1,632
Dividend paid to DPC	—	—	—	(3,905)	(3,905)
Net income (loss)	—	—	—	120,437	120,437
BALANCE AT DECEMBER 31, 2014	29,936	299	285,120	(305,264)	(19,845)
Excess of share-based compensation expense recognized over payments made	—	—	498	—	498
Net income (loss)	—	—	—	(464,363)	(464,363)
BALANCE AT DECEMBER 31, 2015	29,936	$299	$285,618	$(769,627)	$(483,710)

See notes to consolidated financial statements.

DENVER PARENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

DENVER PARENT CORPORATION AND SUBSIDIARIES

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$68,421	$(420,556)	$(351,836)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
Capital contribution	—	—	3,108	—	3,108
Issuance of ESOP	215	2	(2)	—	—
Net income (loss)	—	—	—	(28,440)	(28,440)
BALANCE AT DECEMBER 31, 2013	30,151	301	72,272	(448,996)	(376,423)
Excess of share-based compensation expense recognized over payments made	—	—	1,632	—	1,632
Issuance of ESOP	146	2	(2)	—	—
Net income (loss)	—	—	—	84,574	84,574
BALANCE AT DECEMBER 31, 2014	30,297	303	73,902	(364,422)	(290,217)
Excess of share-based compensation expense recognized over payments made			498	—	498
Net income (loss)	—	—	—	(505,009)	(505,009)
BALANCE AT DECEMBER 31, 2015	30,297	$303	$74,400	$(869,431)	$(794,728)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Year Ended			Year Ended
	December 31,			December 31,
	2013	2014	2015	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,319	$120,437	$(464,363)	$(28,440)	$84,574	$(505,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	48,840	44,064	23,599	48,840	44,064	23,599
Ceiling test and other impairments	—	817	439,858	—	817	439,858
Accretion of asset retirement obligations	2,477	2,491	2,150	2,477	2,491	2,150
Share-based compensation	754	1,632	498	754	1,632	498
Interest paid-in-kind	—	—	13,749	5,005	25,468	51,394
Amortization of deferred loan costs	3,705	3,268	3,695	4,754	4,289	5,180
Loss (gain) on extinguishment of debt	38,549	2,347	(67,515)	58,472	2,347	(67,515)
Amortization of bond discounts and other	698	—	4,315	1,074	1,096	5,762
Unrealized commodity derivative (gains) losses and amortization of premiums	(15,521)	(101,816)	44,403	(15,521)	(101,816)	44,403
Changes in operating assets and liabilities:
Accounts receivable	11,802	8,825	4,302	11,759	8,868	4,302
Insurance receivable	—	—	(16,500)	—	—	(16,500)
Inventories	(65)	1,796	418	(65)	1,796	418
Other current assets	(318)	(258)	818	(328)	(262)	818
Other assets	(1,793)	1,758	(197)	(1,793)	1,758	(197)
Accounts payable and accrued liabilities	(29,014)	413	23,146	(17,238)	(11,363)	23,146
Share-based compensation liabilities	16,579	(34,560)	(2,879)	16,579	(34,560)	(2,879)
Net premiums paid on derivative contracts	(1,495)	—	—	(1,495)	—	—
Net cash provided by operating activities	89,517	51,214	9,497	84,834	31,199	9,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(101,995)	(87,660)	(29,405)	(101,995)	(87,660)	(29,405)
Acquisitions of oil and natural gas properties	(45)	(38)	(21)	(45)	(38)	(21)
Expenditures for other property and equipment	(2,490)	(647)	(193)	(2,490)	(647)	(193)
Proceeds provided by sale of oil and natural gas properties	101,077	196,534	1,844	101,077	196,534	1,844
Net cash (used in) investing activities	(3,453)	108,189	(27,775)	(3,453)	108,189	(27,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	456,900	182,000	340,000	705,025	182,000	340,000
Principal payments on long-term debt	(716,900)	(322,000)	(155,000)	(781,905)	(322,000)	(155,000)
Payments for deferred loan costs	(1,260)	(871)	—	(7,491)	(1,068)	—
Debt issuance costs	—	—	(12,423)	—	—	(12,423)
Increase in restricted cash	—	—	(79,589)	—	—	(79,589)
Premium for early retirement of debt	(20,370)	—	—	(37,091)	—	—
Going private share repurchase costs	(9)	—	—	(9)	—	—
Dividend to Denver Parent Corporation	(15,800)	(3,905)	—	—	—	—
Denver Parent Corporation capital contribution	158,385	—	—	3,108	—	—
Net cash provided by (used in) financing activities	(139,054)	(144,776)	92,988	(118,363)	(141,068)	92,988
Net (decrease) increase in cash and cash equivalents	(52,990)	14,627	74,710	(36,982)	(1,680)	74,641
Cash and cash equivalents, beginning of period	53,818	828	15,455	54,318	17,336	15,656
Cash and cash equivalents, end of period	$828	$15,455	$90,165	$17,336	$15,656	$90,297
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$74,880	$52,686	$45,109	$79,300	$72,263	$45,109
Cash paid for interest - DPC only	$—	$—	$—	$4,420	$19,577	$—
Cash paid (received) for income taxes	$—	$—	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(5,789)	$(11,223)	$(785)	$(5,789)	$(11,223)	$(785)
Write off of deferred loan costs	$7,561	$2,347	$3,396	$10,763	$2,347	$3,396
Excess of share-based compensation expense recognized over payments made	$754	$1,632	$498	$754	$1,632	$498

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

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

The consolidated financial statements for Venoco and its consolidated subsidiaries are presented on a separate, stand‑alone company basis. DPC has engaged in no transactions other than the going private transaction and certain debt transactions, and has incurred no expenses other than interest expenses, deferred loan costs and nominal general and administrative expenses. There are no intercompany sales or expenses between DPC and Venoco.

This Annual Report on Form 10‑K is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to “DPC” refer only to DPC, (ii) references to the “Company,” “we,” “our” and “us” refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to “Venoco” refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

Principles of Consolidation  The consolidated financial statements for DPC include the accounts of DPC and its subsidiaries, all of which are wholly owned. The consolidated financial statements for Venoco include the accounts of Venoco and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Chapter 11 Proceedings. On March 18, 2016, the Company filed the Chapter 11 cases in the Bankruptcy Court.

Debtor-In-Possession. The Company is currently operating the business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted all of the first day motions filed by the Company that were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is not only able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, but it is also authorized to pay and has paid (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and vendors providing services and supplies to lease operations, pre-petition amounts owed to pipeline owners that transport the Company’s production, and funds belonging to third parties, including royalty holders and partners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

Restructuring Support Agreement. Immediately prior to the Chapter 11 filings, holders of 100% of the Company’s senior secured notes agreed, pursuant to a restructuring support agreement (the “RSA”), to support a plan under which all of the Company’s senior secured notes will be converted to equity.

Following the Chapter 11 filings, the Debtors and their pre-petition secured noteholders continued their efforts to reach a consensual deal with holders of Venoco’s unsecured notes. On March 21, 2016, a majority of Venoco’s unsecured noteholders reached an agreement with the Debtors and pre-petition secured noteholders to join the RSA and support the Plan.  On April 8, 2016, the Debtors and the other parties to the original RSA agreed to an amended and restated RSA, which provides for a comprehensive financial restructuring of the Debtors’ capital structure under a confirmable chapter 11 plan of reorganization. On April 20, 2016, the Bankruptcy Court approved the Debtors’ assumption of the amended and restated RSA.

The other key terms of the restructuring, as contemplated in the RSA, as amended and restated, are as follows:

•

General Commitments:  The RSA commits each of the Restructuring Support Parties to support, and take all reasonable actions necessary to (A) vote all of its claims against the Debtors to accept the Plan in accordance with the applicable procedures (B) timely return a duly-executed ballot in connection therewith; and (C) not “opt out” of any releases under the Plan. In addition, each of the Restructuring Support Parties agrees to support the Plan and not object to the Plan or corresponding disclosure statement.

•	Milestones: The RSA sets forth the following milestones, the failure of which may result in the termination of the RSA:
▪	Within 45 days of the Petition Date of March 18, 2016, the Bankruptcy Court must enter a final order approving the DIP Facility (this milestone was satisified on March 22, 2016);
▪	Within 60 days of the Petition Date, the Bankruptcy Court must enter an order approving the RSA (this milestone was satisified on April 20, 2016);
▪	Within 90 days of the Petition Date, the Bankruptcy Court must enter an order approving the Disclosure Statement (this milestone was satisified on May 16, 2016);
▪	Within 150 days of the Petition Date, the Bankruptcy Court must enter an order confirming the Plan; and
▪	Within 21 days following the date of the order confirming the Plan, the effective date of the Plan must have occurred.

The Debtors may extend a milestone with the express prior written consent of a specified percentage of the noteholders.

•

Commitment of the Debtors: So long as the RSA has not been terminated, each of the Debtors agrees, among other things, to support and take all necessary actions to consummate the Plan in accordance with the terms of the RSA and the milestones contained in the RSA.

•

Termination Events: The RSA sets forth a number of customary termination events, which, if they occur, could cause the RSA to terminate, including a failure to meet any of the Milestones discussed above.

Plan of Reorganization. On April 11, 2016, the Company filed the Plan with the Bankruptcy Court which is supported by the parties to the amended and restated RSA, and a related disclosure statement. The Plan is subject to approval by the Bankruptcy Court. A confirmation hearing on the Plan is scheduled on July 13, 2016 in the Bankruptcy Court.

If the Plan is ultimately approved by the Bankruptcy Court, the Company would exit bankruptcy pursuant to the terms of the Plan. Under the Plan, the holders of the Company’s senior secured notes and certain other unsecured creditors, together with the lenders under the debtor-in-possession credit agreement, are to receive 100% of the new common stock to be issued upon emergence of the Company and the Chapter 11 Subsidiaries from bankruptcy, subject to dilution by any shares issuable upon exercise of new warrants to be issued under the Plan.

The Plan is subject to acceptance by certain holders of claims against the Company and confirmation by the Bankruptcy Court. The Plan is deemed accepted by a class of claims entitled to vote if at least one-half in number and two-thirds in dollar amount of claims actually voting in the class has voted to accept the Plan.

Under certain circumstances set forth in the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. In particular, a plan may be compelled on a rejecting class if the proponent of the plan demonstrates that (1) no class junior to the rejecting class is receiving or retaining property under the plan and (2) no class of claims or interests senior to the rejecting class is being paid more than in full.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code the Company may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach.

Chapter 11 Filing Impact on Creditors and Stockholders. Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. The outcome of the Chapter 11 case remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors and stockholders may receive. It is possible that stockholders will receive no distribution on account of their interests.

Debtor-In-Possession Financing.  In connection with the Chapter 11 Cases, on March 18, 2016 the Debtors filed a motion seeking Court approval of debtor in possession financing on the terms set forth in a contemplated Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Facility”). On March 22, 2016, the Debtors (other than Ellwood Pipeline, Inc.) entered into the DIP Facility with certain of the holders of the Company's pre-petition first lien notes, and Wilmington Trust, National Association, as administrative agent (the “Administrative Agent”).

The DIP Facility provides for a senior secured superpriority non-amortizing delayed draw term loan facility in an aggregate principal amount of up to $35.0 million.

The key terms of the DIP Facility are as follows:

•

Availability:  After entry of the final order approving the DIP Facility, the Company may borrow (a) amounts not exceeding $10.0 million per borrowing, (b) no more than four times during the term of the DIP Facility, and (c) until the  California State Lands Commission has approved the LLA, not more than $20.0 million.

•

DIP Financing Termination Date: The DIP Facility shall terminate on the earliest date to occur of (a) December 31, 2016, (b) 45 days after March 18, 2016 if the Bankruptcy Court has not entered a final order approving the DIP Facility, (c) the substantial consummation of the Plan, (d) the date on which all commitments under the DIP Facility have terminated and all obligations under the DIP Facility have been paid in full in cash and (e) the date on which the commitments under the DIP Facility have been terminated or all or any portion of the loans have been accelerated in accordance with the DIP Facility (such earliest date to occur of the foregoing clauses (a) through (e), the “DIP Financing Termination Date”).

•

Interest Rate: Term Loans will bear interest, at the option of the Company, at (i) 9% plus the Administrative Agent’s base rate, payable monthly in arrears or (ii) 10% plus the current LIBO Rate as quoted by the Administrative Agent for interest periods of one, two, three or six months (the “LIBO Rate”), payable at the end of the relevant interest period, but in any event at least quarterly; provided that the Base Rate shall not be less than 2% and the LIBO Rate shall be not less than 1% per annum.

•	Fees: The fees for the DIP Facility are as follows:

▪	Upfront Fee: For the account of the Lenders, an upfront fee equal to 1.00% of the lenders’ commitment.
▪	Ticking Fee: An unused commitment fee at the rate of 1.00% per annum on the undrawn portion of the DIP Facility.
▪

Backstop Fee: A backstop fee equal to (i) 10% of the common equity of the post-emergence Company issued and outstanding as of the effective date of the Plan, to be due and payable on effectiveness of the Plan, or (ii) in the event the RSA is terminated without the Plan having been consummated, 5.00% of the aggregate principal amount of loans that have been funded, to be due and payable in cash on the later to occur of the (x) the DIP Financing Termination Date and (y) the date of termination of the RSA.

•

Events of Default: The DIP Facility contains events of default, such as non-payment of required principal and interest, breach of its obligations under the restructuring agreement or change of control.

•

Budget: On or before the last day of every other calendar week, the Company shall not permit the aggregate amounts (i) for each of certain cash flow forecast line items actually made by the Loan Parties (as defined under the credit agreement for the DIP Facility) in the cash flow forecast during the six-week period ending on the Friday before such day (each such date, a “Test Date”) to exceed, on a cumulative basis, the aggregate budgeted amounts set forth in the cash flow forecast in effect for such applicable six-week period for such line item by more than 20%, and (ii) for the aggregate amount of those expenditures in the cash flow forecast actually made by the Loan Parties during the six-week period ending on the Test Date to exceed, on a cumulative basis, the aggregate budgeted amounts set forth in the cash flow forecast in effect for such six-week period for the such items by more than 15%.

•

Case Milestones: The DIP Facility requires compliance with the following milestones in accordance with the applicable timing (or such later dates as approved by the lenders under the DIP Facility): (a) no later than October 15, 2016, the Bankruptcy Court shall have entered the order for the Plan disclosure statement; (b) no later than December 1, 2016,  the Bankruptcy Court shall have entered the order confirming the Plan; and (c) no later than 14 days following the entry of the order confirming the Plan, the Plan shall become effective.

Reorganization Expenses. The Company and the Chapter 11 Subsidiaries will incur significant costs associated with the reorganization, principally professional fees. The costs will be expensed as incurred, and are expected to significantly affect our results of operations. In accordance with ASC 852, we will record certain costs associated with the bankruptcy proceedings as Reorganization Items within our Consolidated Statement of Operations. For additional information, see “Reorganization Items” below.

Risks Associated with Chapter 11 Proceedings. For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” Because of these risks and uncertainties, the description of our operations, properties and capital plans included in this report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Use of Estimates  In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share‑based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements.

Business Segment Information  The Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and production of crude oil, natural gas and natural gas liquids. The Company considers its gathering, processing and marketing functions as ancillary to its oil and gas producing activities. All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

Revenue Recognition and Gas Imbalances  Revenues from the sale of natural gas and crude oil are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. This generally occurs when oil or natural gas has been delivered to a refinery or a pipeline, or has otherwise been transferred to a customer’s facilities or possession.

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under‑deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over‑ and under‑ deliveries or by cash settlement, as required by applicable contracts. The Company’s production imbalances were not material at December 31, 2014 and 2015.

Other revenues primarily include pipeline revenues and other miscellaneous revenues.

Cash and Cash Equivalents  Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

Restricted Cash  Venoco's obligations under the term loan facility are secured by a first priority lien on cash collateral, which collateral may be released upon the occurrence of certain events.

Accounts Receivable  The components of accounts receivable include the following (in thousands):

	December 31,
	2014	2015
Venoco and DPC:
Oil and natural gas sales related	$9,161	$2,542
Joint interest billings related	259	423
Realized gains on derivatives	5,555	7,425
Other	37	320
Allowance for doubtful accounts	(100)	(100)
Venoco total accounts receivable, net	$14,912	$10,610

The Company’s accounts receivable result primarily from (i) oil and natural gas sales to large oil refining companies and independent marketers and (ii) billings to joint working interest partners in properties operated by the Company. The Company’s trade and accrued production receivables are spread among limited number of customers and purchasers and most of the Company’s significant purchasers are large companies with solid credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support the extension of credit. For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues. As of December 31, 2015, 97% of the oil and natural gas sales related accounts receivable balance was receivable from the Company’s two major customers.

The following table provides the percentage of revenue derived from oil and natural gas sales to customers who comprise 10% or more of the Company’s annual revenue (the customers in each year are not necessarily the same from year to year):

	Years Ended
	December 31,
	2013	2014	2015
Tesoro Refining and Marketing Company	60%	54%	68%
ConocoPhillips 66	36%	43%	29%

Insurance Receivable  On March 16, 2016 the Company reached a settlement in the Delaware Litigation, which is further discussed in footnote 12, whereby Venoco and/or the insurers will pay $19 million to be distributed to the class.  As part of the  settlement the insurance companies have signed the Insurance Settlement which states that they will pay $16.5 million of the $19 million Litigation Settlement amount. As a result of the Litigation Settlement, $19 million was recorded in the balance sheet within Accounts Payable and Accrued Liabilities, with $16.5 million recorded as a receivable, as it is an insurance recovery to be received pursuant to the Insurance Settlement.  The portion that the Company will ultimately owe is $2.5 million which is recorded in the statement of operations within General and Administrative Expenses.

Inventories  Included in inventories are oil field materials and supplies, stated at the lower of cost or market, cost being determined by the first‑ in, first‑out method.

Oil and Natural Gas Properties  The Company’s oil and natural gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and natural gas properties and with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit‑of‑production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2013, 2014 and 2015 was $46.0 million, $42.0 million and $22.0 million, respectively.

Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company transferred $4.0 million and $8.6 million of unproved costs into the amortization base in 2013 and 2015, respectively, due to impairment, development of acreage or placement of assets into service. No interest costs were capitalized in 2013, 2014 or 2015 because the Company did not have any unusually significant investments in unproved properties that qualify for interest capitalization.

In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The Company did not record an impairment of oil and natural gas properties in 2013.  In 2014, the Company recorded $0.8 million impairment of a prospect in Argentina.  In 2015 the Company recorded a $437.5 million impairment due to ceiling test limitations. The impairment was primarily due to continued low commodity prices, which resulted in a reduction of the discounted present value of the Company's proved oil and natural gas reserves.  We could be required to recognize additional impairments of oil and gas properties in future periods if we continue to experience an extended period of low commodity prices, which will result in a downward adjustment to our estimated proved reserves and the associated present value of estimated future net revenues, or if we incur actual development costs in excess of the estimated costs used in preparing our reserve reports.

Accounts Payable and Accrued Liabilities  The components of accounts payable and accrued liabilities include the following.

	December 31,
	2014	2015
Venoco and DPC:
Accounts Payable	$5,497	$4,488
Accrued Liabilities	3,850	5,376
Accrued Liabilities - Delaware Settlement	—	19,000
Accrued Payroll and Bonus	4,948	5,111
Accrued Taxes	1,911	680
Notes payable	1,214	718
Revenue and Severance tax payable	1,581	947
Other	1,534	1,596
	20,535	37,916

General and Administrative Expenses  Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with exploration, exploitation and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $23.0 million, $8.7 million and $9.0 million directly related to its exploration, exploitation and development activities during 2013, 2014 and 2015, respectively.

Other Property and Equipment  Other property and equipment, which includes land, drilling equipment, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight‑line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2013, 2014 and 2015 was $2.8 million, $2.1 million and $1.6 million, respectively.

Derivative Financial Instruments  From time to time the Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark‑to‑market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

Deferred Loan Costs In 2015 the Company changed the manner in which it reports debt issuance costs due to adoption of ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  Debt issuance costs related to a recognized debt liability previously reported as assets have been reclassified as a direct deduction from the carrying amount of debt liabilities in the Company’s consolidated financial statements in all periods presented.  The effects of the standard were applied retrospectively to all prior interim and annual periods within this annual report.  The effect of the change in accounting principle as of December 31, 2015 and December 31, 2014, was that $10.6 million and $7.1 million, respectively, of Venoco’s deferred loan costs have been reclassified from other assets to debt on the Company’s consolidated financial statements.  Additionally, as of December 31, 2015 and December 31, 2014 $13.6 million and $11.6 million, respectively, of deferred loan costs have been reclassifed for DPC.

Asset Retirement Obligations  The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and natural gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long‑lived asset are recorded at the time the well is spud or acquired.

Environmental  The Company is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations, which regularly change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non‑capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable. The Company believes that it is in material compliance with existing laws and regulations.

Other Employee Benefit Plans  The Company sponsors a 401(k) tax deferred savings plan (the 401(k) Plan) and makes it available to employees. The 401(k)Plan is a defined contribution plan, and the Company may make discretionary matching contributions of up to 90% of their annual compensation, not to exceed contribution limits established by the Internal Revenue Code. The Company makes matching contributions of 100% of participant contributions on the first 5% of compensation and 50% of participant contribution thereafter. The contributions made by the Company totaled approximately $2.0 million, $1.7 million and $1.3 million during the years ended December 31, 2013, 2014, and 2015, respectively.

Share‑Based Compensation  Share‑based compensation for equity awards is measured at the estimated grant date fair value of the awards and is recognized over the requisite service period (usually the vesting period). The Company estimates forfeitures in calculating the cost related to share‑based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered. A market condition is not considered to be a vesting condition with respect to compensation expense. Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

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

Income Taxes  In 2015, the Company changed the manner in which it reports deferred taxes due to electing early adoptions of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”

(“ASU 2015-17”). Deferred tax liabilities and assets are now all reported as non-current amounts.  Because the application of this guidance affects the classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.  Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in interest expense.

Consolidated Statements of Comprehensive Income (Loss)  No statement is presented because the Company had no comprehensive income or loss activity during the years ended December 31, 2013, 2014, or 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s financial statements upon adoption.

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

3. DEBT

As of the dates indicated, the Company’s debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31,	December 31,	December 31,	December 31,
	2014	2015	2014	2015
Venoco revolving credit agreement due March 2016	$65,000	$—	$65,000	$—
Venoco 8.875% senior notes due February 2019	500,000	308,222	500,000	308,222
First lien secured 12% notes due February 2019	—	175,000	—	175,000
Second lien secured 8.875% / 12% PIK notes due February 2019(1)	—	139,880	—	139,880
Term loan facility due December 2017(2)	—	74,398	—	74,398
DPC 12.25% / 13.00% senior PIK toggle notes due August 2018(3)	—	—	275,065	314,158
Deferred Loan Costs	(7,128)	(10,623)	(11,614)	(13,631)
Total long-term debt	557,872	686,877	828,451	998,027
Less: current portion of long-term debt	—	(686,877)	—	(998,027)
Long-term debt, net of current portion	$557,872	$—	$828,451	$—

(1)	Amounts are net of $24.2 million unamortized discount at December 31, 2015. Amounts include $9.3 million of accrued PIK interest not yet capitalized.

(2)	Amounts are net of $0.6 million unamortized discount at December 31, 2015.

(3)

Amounts are net of $4.0 million and $5.4 million unamortized discount at December 31, 2015 and December 31, 2014, respectively.  Amounts include $14.8 million and $13.0 million of accrued PIK interest not yet capitalized at December 31, 2015 and December 31, 2014, respectively.

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

The following summarizes the terms of the agreements governing the Company’s debt outstanding as of December 31, 2015.

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

Term loan facility (terminated as of the date of this report). The term loan facility, which was fully drawn at closing, matures in December 2017. Amounts borrowed under the facility bear interest at LIBOR plus 4.0% per annum. The facility contains representations, warranties and covenants typical for instruments of this type. Venoco's obligations under the term loan facility are secured by a first priority lien on cash collateral, which collateral may be released upon the occurrence of certain events, and are guaranteed by Venoco's subsidiaries that guarantee the first lien secured notes and second lien secured notes. The term facility was incurred under a term loan and security agreement dated as of June 11, 2015 among Venoco, the guarantors and the lenders party thereto.

On March 25, 2016 the term loan facility was repaid in full using the cash collateral which secured the note.

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

As part of the April 2, 2015 debt restructuring, $192 million of the 8.875% senior notes were redeemed and $2 million of accrued interest was extinguished. As of December 31, 2015, $308.2 million principal amount of 8.875% senior notes are still outstanding.

DPC 12.25% / 13.00% Senior PIK Toggle Notes.  In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, “PIK interest”). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The August 2014 interest payment was paid 25% in cash and 75% PIK interest, and subsequent interest payments were paid entirely as PIK interest.  DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. The notes are not currently guaranteed by any of DPC’s subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a “make‑whole” redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.  Interest expense for DPC only during the years ended December 31, 2013, 2014, and 2015 were $21.5 million, $34.4 million and $39.1 million, respectively.

The Company accounted for the April 2015 second lien secured note debt exchange as a debt extinguishment. The Company recognized a gain of $68 million on the exchange, which is net of the write off of $4.5 million associated with debt issuance costs related to Venoco’s revolving credit facility and 8.875% notes.  The gain is composed of $44 million related to the extinguishment plus an additional $28 million due to the difference between the carrying value and the fair value of the second lien notes on the date of the exchange. The $28 million was accounted for as a discount on the second lien note and will be amortized over the life of the debt through interest expense.  The gain is recorded in ‘Loss (gain) on extinguishment of debt’ in the condensed consolidated statements of operations.

Scheduled annual maturities of debt outstanding as of December 31, 2015 were as follows (in thousands):

		Denver
		Parent
Year Ending December 31, (in thousands):	Venoco, Inc.	Corporation
2016	$—	$—
2017	74,398	74,398
2018	—	314,158
2019	623,102	623,102
2020	—	—
Thereafter	—	—
	$697,500	$1,011,658

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company generally has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non‑defaulting party in the event of default by one of the parties to the agreement.

The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	2013	2014	2015
Realized commodity derivative losses (gains)	$28,128	$(83)	$(78,510)
Unrealized commodity derivative losses (gains) for changes in fair value	(15,521)	(101,816)	44,402
Commodity derivative losses (gains), net	$12,607	$(101,899)	$(34,108)

As of December 31, 2015, the Company had entered into certain swap agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter‑Continental Exchange Brent (“Brent”).

	Oil (Brent)
		Weighted Avg.
	Barrels/day	Prices per Bbl
January 1 - December 31, 2016:
Swaps	1,715	$96.00

On February 11, 2016 the Company terminated its final derivative contract with Bank of America.  The cash proceeds of the terminated derivative was $34.6 million.

Fair Value of Derivative Instruments.  The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2014 and 2015 are summarized below. As of the dates indicated, the Company’s derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31,	December 31,
	2014	2015
Current Assets—Commodity derivatives:
Oil derivative contracts	$48,298	$33,688
Noncurrent Assets—Commodity derivatives:
Oil derivative contracts	29,793	—
Net derivative asset	$78,091	$33,688

5. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut‑in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations when incurred by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units‑of‑production method.

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended December 31, 2014 and 2015 (in thousands):

	2014	2015
Asset retirement obligations at beginning of period	$38,182	$30,851
Revisions of estimated liabilities	(594)	1,975
Liabilities incurred or acquired	221	—
Liabilities settled or disposed	(9,449)	(375)
Accretion expense	2,491	2,150
Asset retirement obligations at end of period	30,851	34,601
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,325)
Long-term asset retirement obligations	$30,351	$33,276

The liabilities settled or disposed of $9.4 million for 2014 primarily relate to the Montalvo asset sale.

6. CAPITAL STOCK

The going private transaction was completed in October 2012. As a result of the transaction, Venoco’s common stock is no longer publicly traded and Venoco is wholly owned by DPC, an entity controlled by Timothy Marquez and his affiliates. At closing, all then‑outstanding shares of Venoco common stock, other than shares beneficially owned by Mr. Marquez, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

During 2014, DPC issued 146,525 shares to its Employee Stock Ownership Plan (“ESOP”). As of December 31, 2015, there were 30,297,459 shares of common stock of DPC and 29,936,378 shares of common stock of Venoco outstanding. No stock grants were made in 2015.

7. SHARE‑BASED PAYMENTS

In connection with the going private transaction, all of the Company’s equity awards were converted into cash settlement awards as follows:

•

All previously granted stock option awards, which had a maximum life of ten years, were fully vested at December 31, 2011. Holders of in‑the‑ money options were paid the difference between $12.50 per share and the original exercise price and replacement share appreciation rights (SARs) were granted to these holders with an exercise price of $12.50 per share. Holders of options with an original exercise price greater than $12.50 were cancelled and replacement SARs were granted at the original exercise price. These SAR awards are 100% vested on the grant date and retain the original option award termination date.

After the going private transaction, the Company granted the following cash settlement or liability awards to officers, directors and certain employees of the Company:

•

Restricted share unit awards (RSUs) that generally vest over a four year service period beginning April 1, 2013. At each vesting date, holders of the RSUs are paid the fair value of DPC common stock. The estimated fair value of the award is recognized as expense over the requisite service period and fair values are remeasured for unvested awards at each reporting date until the date of settlement. Certain grants of RSUs to officers and directors vest based on achievement of performance measurements used to determine the Company’s annual cash bonus payout and related expense is recognized using graded vesting resulting in more accelerated expense recognition than expense recognized using straight line vesting over the service period.

•

SAR awards with an exercise price of $12.50 per share for each unvested rights-to-receive awards (RTR), subject to the original service conditions of the RTR. Compensation expense is recognized based on the grant date fair values over the remaining requisite service period of the RTR and these awards have a ten year life from the date of grant.

•

SAR awards for each Venoco common share held at the date of the going private transaction (except for the Company’s Executive Chairman) with an exercise price of $12.50 per unit. All such SAR awards are 100% vested on the grant date and have a ten year life from the date of grant.

The Company adopted an ESOP effective December 31, 2012 for eligible employees who are actively employed on the last day of the plan year. For each plan year, beginning in 2013, the Company will make discretionary contributions of restricted share units in DPC common stock to the ESOP based on a portion of the participant’s eligible compensation, subject to certain Internal Revenue Code limitations. The number of ESOP restricted share units in DPC common stock granted to each participant is based on the total amount of the discretionary contribution to the participant each year, divided by the fair market value of DPC common stock on the valuation date as determined by an independent appraiser. ESOP restricted share units generally vest over a four year period beginning with the participant’s hire date or the date of the adoption of the ESOP, whichever is later. The value of participants’ accounts is determined based on an appraisal, performed at least annually, of the fair market value of DPC common stock. Participants may begin making withdrawals from the vested portion of their accounts upon separation from the Company or upon reaching normal retirement age as determined by the Internal Revenue Code.

The following summarizes the Company’s cash settlement awards activity during the year ended December 31, 2015:

					Share			Employee Stock
			Restricted Share Units		Appreciation Rights		Aggregate	Ownership Plan
				Weighted		Weighted	Intrinsic		Weighted
	Rights to Receive			Average		Average	Value of		Average
		Cash		Grant-Date		Grant-Date	SARs		Grant-Date
	Units	Value	Units	Fair Value	Units	Fair Value	Exercisable	Units	Fair Value
Outstanding, end of period, December 31, 2013	1,241,264		778,065		4,345,594			196,679
Granted	—	—	147,802	12.24	1,411,772	7.42		146,525	12.24
Vested or exercised	(1,092,676)	12.50	(241,522)	8.33	(114,835)	8.33		—	—
Cancelled and other	(42,843)	12.50	(219,129)	8.33	(2,086,008)	2.70		(79,330)	8.33
Exercisable, end of period	—		—		2,534,312		$—	—
Outstanding, end of period, December 31, 2014	105,745		$465,216	$	3,556,523	$		263,874	$
Vested or exercised	(105,362)	12.50	(192,916)	8.33	—			11,933
Cancelled and other	(133)	12.50	(14,016)	8.33	(537,533)	2.70		(5,858)	8.33
Exercisable, end of period	—		—		2,105,720		$—	—
Outstanding, end of period, December 31, 2015	250		258,284		3,018,990			269,949

Additional information related to SARs outstanding at December 31, 2015 is as follows:

			SARs Outstanding			SARs Exercisable
				Weighted			Weighted
				Average	Weighted-		Average	Weighted
				Remaining	Average		Remaining	Average
			Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices			Outstanding	Life	Prices	Exercisable	Life	Prices
		$8.33	287,155	4.5	$8.33	109,102	4.5	$8.33
		$12.24	684,030	5.5	$12.24	171,027	5.5	$12.24
		$12.50	1,495,559	2.7	$12.50	1,495,309	2.7	$12.50
$12.51	-	$20.00	552,246	3.4	$19.30	330,282	2.7	$18.88
			3,018,990	3.6	$13.28	2,105,720	3.0	$13.28

The grant date fair value of each SAR is estimated using the Black‑Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The Company’s units have characteristics significantly different from those of traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations afforded by existing models are different from the value that the units would realize if traded in the market.

The following assumptions were used to compute the grant date fair value of SARs at:

	December 31, 2014
Expected lives	0.5	-	6.5	years
Risk free interest rates	0.12%	-	1.97%
Estimated volatilities	45%	-	60%
Dividend yield			0.0%

No SARs were granted in 2015. The Company calculated the expected life of units when granted using the “simplified method” set forth in Staff Accounting Bulletin 107 (average of vesting period and term of the option). For deep out‑of‑the‑money SARs where the derived service period is materially longer than the explicit service period, the requisite service period is based on the derived service period. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of public companies with characteristics similar to the Company for the past seven years.

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

The following table summarizes Company’s share‑based compensation liability at (in thousands):

	December 31,	December 31,
	2014	2015
Share-based compensation liability at beginning of period	$37,444	$2,884
Total share-based compensation costs (income)	(13,815)	(607)
Payouts	(19,113)	(1,774)
APIC adjustment	(1,632)	(498)
Share-based compensation liability at end of period	2,884	5
Less: current share-based compensation liability	(2,236)	(2)
Long-term share-based compensation liability	$648	$3

The following summarizes the composition of the share‑based compensation liability at (in thousands):

	December 31, 2014			December 31, 2015
	Current	Long Term	Total	Current	Long Term	Total
	Liability	Liability	Liability	Liability	Liability	Liability
Rights to receive	$1,846	$—	$1,846	$1	$—	$1
Restricted share units	390	—	390	1	—	1
Share appreciation rights	—	444	444	—	—	—
ESOP	—	204	204	—	3	3
Total share-based compensation liability	$2,236	$648	$2,884	$2	$3	$5

The Company recognized total share‑based compensation costs as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
General and administrative expense (income)	$25,206	$(10,490)	$(462)
Oil and natural gas production expense (income)	3,255	(3,324)	(145)
Total share-based compensation costs (income)	28,461	(13,814)	(607)
Less: share-based compensation costs capitalized (reduced)	(5,902)	5,557	217
Share-based compensation expense (income)	$22,559	$(8,257)	$(390)

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 (in thousands).

				Fair Value
				as of
				December 31,
	Level 1	Level 2	Level 3	2015
Assets (Liabilities):
Commodity derivative contracts	$—	$33,688	$—	$33,688
Share-based compensation	—	—	(5)	(5)

Derivative Insturments. Typically, the Company’s commodity derivative instruments consist primarily of swaps and collars for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non‑performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

Share‑based compensation.  The Company’s current share‑based compensation liability includes a liability for restricted share unit awards (RSUs), share appreciation rights (SARs) and employee stock ownership plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share‑based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company’s estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company’s operations and reserve characteristics. While some inputs to the Company’s calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company’s own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

The grant date fair value of each SAR is estimated using the Black‑Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black‑Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

The following table summarizes the changes in fair value of financial assets (liabilities) which represent primarily share-based compensation liabilities, designated as Level 3 in the valuation hierarchy (in thousands):

	Year Ended
	December 31,
	2014	2015
Fair value liability, beginning of period	$(20,928)	$(1,038)
Transfers into Level 3(1)	(5,552)	(588)
Transfers out of Level 3(2)	10,072	1,070
Change in fair value of Level 3	15,370	551
Fair value liability, end of period	$(1,038)	$(5)

(1)	The transfers into Level 3 liability during 2014 and 2015 relate to RSU, SAR and ESOP requisite service period expense.
(2)	The transfers out of Level 3 liability during 2015 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

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

	December 31, 2014		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Venoco:
Revolving credit agreement	$65,000	$65,000	$—	$—
Venoco 8.875% senior notes due February 2019	500,000	262,000	308,222	47,312
First lien secured 12% notes due February 2019	—	—	175,000	138,444
Second lien secured 8.875% / 12% PIK notes due February 2019 (1)	—	—	164,099	84,409
Term loan facility due December 2017	—	—	75,000	75,000
Denver Parent Corporation:
12.25% / 13.00% senior PIK toggle notes (2)	275,065	120,369	318,114	1,517

(1)	Amounts include $9.3 million of accrued PIK interest not yet capitalized.

(2)	Amounts include $14.8 million of accrued PIK interest not yet capitalized.

9. INCOME TAXES

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the

Company’s consolidated financial statements or tax returns. Beginning with the 2012 calendar year, DPC files consolidated federal and state income tax returns including the operating results of Venoco. The income tax provisions for DPC and Venoco have been prepared on a separate return basis. DPC and Venoco did not have a current or deferred income tax expense or benefit in each of the years presented since each has a full valuation allowance against its net deferred tax assets in 2013, 2014 and 2015.

As of December 31, 2015, DPC has net operating loss carryovers (“NOLs”) of $557 million for federal income tax purposes and $517 million for financial reporting purposes, and Venoco has net NOLs as of December 31, 2015 of $435 million for federal income tax purposes and $395 million for financial reporting purposes. The difference between the federal income tax NOLs and the financial reporting NOLs of $40 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2035.

Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013 and 2015. DPC has incurred losses before income taxes in 2008, 2009, 2012, 2013, 2014 and 2015 as well as taxable losses in each of the tax years from 2008 through 2015. These losses and expected future taxable losses were a key consideration that led Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2015, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre‑tax earnings; consistent and sustained pre‑tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company’s development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company’s onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 35% to the Company’s income tax provision (benefit) is as follows (in thousands):

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2013	2014	2015	2013	2014	2015
Income tax expense (benefit) at federal statutory rate	$5,012	$42,153	$(162,527)	$(9,954)	$29,601	$(176,753)
State income tax expense (benefit)	403	3,208	(15,688)	(801)	2,253	(17,061)
Other	(378)	105	1,043	(435)	267	1,043
Valuation allowance	(5,037)	(45,466)	177,172	11,190	(32,121)	192,771
	$—	$—	$—	$—	$—	$—

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31,	December 31,	December 31,	December 31,
	2014	2015	2014	2015
Deferred income tax assets:
Net operating losses	$148,134	$157,385	$178,836	$203,079
Oil and gas properties	—	83,791	—	83,791
Accrued liabilities	622	1,726	622	1,726
Share-based compensation	1,086	2	1,086	2
Charitable contributions	2,038	1,760	2,038	1,760
Other current assets	690	703	691	1,718
Asset retirement obligations	11,620	13,279	11,620	13,279
Alternative minimum tax credits	10,585	10,585	10,585	10,585
Valuation allowance	(78,419)	(255,177)	(109,122)	(301,886)
	96,356	14,054	96,356	14,054
Deferred income tax liabilities:
Oil and gas properties	(66,856)	—	(66,856)	—
Unrealized commodity derivative gains	(28,086)	(12,983)	(28,086)	(12,983)
Prepaid expenses	(1,127)	(1,041)	(1,127)	(1,041)
Investments	(287)	(30)	(287)	(30)
	(96,356)	(14,054)	(96,356)	(14,054)
Net deferred income tax assets (liabilities)	$—	$—	$—	$—

The Company’s 2009 through 2014 tax years remain open to examination by the U.S. Internal Revenue Service (“IRS”).  The Company is not currently under examination by the IRS.

The Company’s 2007 through 2014 tax years remain open to examination by the various state jurisdictions.  The Company is not currently under examination by any state jurisdictions.

Due to the finalization of the 2003 through 2008 IRS examinations, the NOL carryback claims filed with the IRS, the finalization of the 2003 and 2004 FTB examinations and analysis of tax positions taken on tax returns following these examinations, the Company believes that it has no liability for uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

In 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria Avenue, LLC (“6267 Carpinteria”) to its then sole stockholder, a trust controlled by Timothy Marquez, the Company’s then‑ Chairman and CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. The Company made lease payments to 6267 Carpinteria under a lease for the office building entered into prior to the dividend. In March 2013, the building was sold to an independent third party, and the lease terms were modified at closing under similar terms through 2023. The Company made minimum lease payments of approximately $0.2 million 6267 Carpinteria in 2013.

The Company has entered into a non‑exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred costs related to the agreement of $0.7 million, $0.7 million and $0.6 million in 2013, 2014 and 2015, respectively. The sublease agreement expired on December 31, 2015 and was not renewed.

11. COMMITMENTS

Leases—The Company has entered into lease agreements for office space, an office building, and a parcel of land adjacent to the Ellwood pier used for pier access. As of December 31, 2015, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $1.9 million in 2016,

$1.9 million in 2017, $2.2 million in 2018, $2.5 million in 2019, $2.4 million in 2020 and $5.1 million thereafter. Net rent expense incurred for office space and the office building was $2.0 million, $1.7 million and $1.5 million in 2013, 2014 and 2015, respectively.

12. CONTINGENCIES

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

Delaware Litigation—In August 2011 Timothy Marquez, the then‑ Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the “Marquez Proposal”). As a result of that proposal, five lawsuits were filed in the Delaware Court of Chancery in 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would affect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. An Insurance Settlement Agreement and Release between all of Venoco’s Director & Officer insurance carriers and all defendants (“Insurance Settlement”) was executed on March 16, 2016. A Stipulation and Agreement of Compromise and Settlement between plaintiffs and defendants (“Litigation Settlement”) was also executed and filed with the Delaware Chancery Court.  A hearing in that court to approve the Litigation Settlement is scheduled for July 27, 2016.  The Litigation Settlement states that Venoco and/or the insurers will pay $19 million to be distributed to the class.  The Insurance Settlement states that the insurers will pay $16.5 million of the $19 million Litigation Settlement amount.  As a result of the Litigation Settlement, $19 million was recorded in the balance sheet within Accounts Payable and Accrued Liabilities, with $16.5 million recorded as a receivable, as it is an insurance recovery to be received pursuant to the Insurance Settlement.  The portion that the Company will ultimately owe is $2.5 million which is recorded in the statement of operations within General and Administrative Expenses.

Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. (“TexCal”), notified Denbury Resources, Inc. through its subsidiary Denbury Onshore, LLC (“Denbury”) that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at “payout” as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury’s enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013, the three judge arbitration panel unanimously agreed with TexCal’s position. In January 2014 Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2. In March 2014 the Arbitration Panel modified its original award consistent with the Company’s position and awarded the Company approximately $1.8 million in attorneys’ fees and costs incurred in the arbitration. In late March 2014 Denbury appealed the arbitration ruling to the District Court for Harris County, Texas asking the court to vacate the arbitration award. On February 11, 2015 the District Court granted Venoco’s motion to confirm the arbitration award. In March 2015, Denbury filed a motion for a new trial with the District Court which was denied.  Denbury appealed the case to the Texas Court of Appeals in May 2015.  On March 28, 2016, TexCal filed a Notice of Bankruptcy Stay.

Plains Pipeline – On May 19, 2015, the Plains All American Pipeline (“Plains”) Line 901 that transports oil production from Platform Holly in the South Ellwood field ruptured, resulting in a spill near Refugio Beach State

Park.  Line 901 is currently inoperable due to the spill and related ongoing repairs.  As a result, Venoco has been forced to halt production activities at Platform Holly in response to the incident.  Venoco filed a claim against Plains in Superior Court of California, Santa Barbara County, on April 1, 2016.  On May 2, 2016, Plains filed a Notice of Removal of Action with the U.S. District Court, Central District of California.

Other—In addition, Venoco is a party from time to time to other claims and legal actions that arise in the ordinary course of business. Venoco believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2014 and 2015 (in thousands):

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	2014	2014	2014	2014
Year Ended December 31, 2014
Revenues	$62,997	$67,039	$57,851	$36,322	$62,997	$67,039	$57,851	$36,322
Income (loss) from operations	21,231	24,378	23,711	7,442	20,977	24,293	23,660	7,406
Net income (loss)	9,553	(8,746)	39,525	80,105	872	(17,493)	30,231	70,963

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	2015	2015	2015	2015
Year Ended December 31, 2015
Revenues	$20,418	$19,870	$11,154	$9,278	$20,418	$19,870	$11,154	$9,278
Income (loss) from operations	(12,681)	(156,224)	(205,077)	(119,122)	(12,749)	(156,225)	(205,077)	(119,123)
Net income (loss)	(11,794)	(119,820)	(203,322)	(129,427)	(21,397)	(129,759)	(214,179)	(139,674)

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The following information concerning the Company’s natural gas and oil operations has been provided pursuant to the FASB guidance regarding Oil and Gas Reserve Estimation and Disclosures. At December 31, 2015, the Company’s oil and natural gas producing activities were conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2013, 2014 and 2015 were prepared by DeGolyer and MacNaughton, independent petroleum reserve engineers.

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2013	2014	2015
	(in thousands)
Unevaluated properties	$12,939	$8,360	$—
Properties subject to amortization	1,991,644	1,866,415	1,903,172
Total capitalized costs	2,004,583	1,874,775	1,903,172
Accumulated depletion(1)	(1,357,927)	(1,400,738)	(1,860,217)
Net capitalized costs	$646,656	$474,037	$42,955

(1)

Depletion expense for the years ended December 31, 2013, 2014 and 2015 was $46.0 million, $42.0 million and $22.0 million, respectively ($13.27, $15.54 and $15.15, respectively, per equivalent barrel of oil).

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2013, 2014 and 2015 include capitalized general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $23.0 million, $8.7 million and $9.0 million, respectively. Costs incurred also include asset retirement costs of $0.5 million, $4.6 million and $1.3 million recorded during the years ended December 31, 2013, 2014 and 2015, respectively.

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Property acquisition and leasehold costs:
Unevaluated property	$748	$419	$—
Proved property	172	179	4,429
Exploration costs	41,588	28,386	27
Development costs	54,525	47,754	24,186
Total costs incurred	$97,033	$76,738	$28,642

Estimated Net Quantities of Natural Gas and Oil Reserves

The following table sets forth the Company’s net proved reserves, including changes, proved developed reserves and proved undeveloped reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2013, 2014 and 2015.

	Crude Oil, Liquids and
	Condensate (MBbls)(4)			Natural Gas (MMcf)
	2013(1)	2014(2)	2015(3)	2013(1)	2014(2)	2015(3)
Beginning of the year reserves	50,435	50,774	38,560	10,850	13,716	10,933
Revisions of previous estimates	(1,232)	(3,525)	(24,891)	2,149	986	(5,574)
Extensions and discoveries(5)	4,750	281	—	1,832	—	—
Purchases of reserves in place	—	—	—	—	—	—
Production	(3,179)	(2,556)	(1,383)	(1,115)	(884)	(418)
Sales of reserves in place	—	(6,414)	—	—	(2,885)	—
End of year reserves	50,774	38,560	12,286	13,716	10,933	4,941
Proved developed reserves:
Beginning of year	35,115	34,508	26,287	7,255	10,394	8,941
End of year	34,508	26,287	12,286	10,394	8,941	4,941
Proved undeveloped reserves:
Beginning of year	15,320	16,266	12,273	3,595	3,322	1,992
End of year	16,266	12,273	—	3,322	1,992	—

(1)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

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

(3)

Unescalated twelve month arithmetic average of the first day of the month posted prices of $50.28 per Bbl for oil and natural gas liquids and $2.58 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $38.32 per Bbl for oil, $32.28 per Bbl for natural gas liquids and $2.96 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2015.

(4)

Natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 3.4%, 3.8% and 5.8% at December 31, 2013, 2014 and 2015, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

(5)

Extensions for the year ended December 31, 2013 represent results from the drilling at the South Ellwood field of the Coal Oil Point well and the addition of reserves for two additional undeveloped locations. Extensions for the year ended December 31, 2014 represent results from the drilling of a M2 infill well at Sockeye.

Uncertainties with respect to future acquisition and development of reserves include (i) the success of development programs, including potential changes to the Company’s drilling schedule based on ongoing operational results, (ii) the ability to obtain permits from relevant regulatory bodies to pursue development projects, (iii) changes in commodity prices, and (iv) the availability of sufficient cash flow from operations or external financing to fund the capital expenditure program. In addition, the Company has reversionary interest in the Hastings Complex CO2 project, which will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and the Company is able to back in to its 22.45% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the existing commodity price and operating cost environment

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

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

The information is based on estimates of proved reserves attributable to the Company’s interest in oil and natural gas properties as of December 31 of the years presented. These estimates were prepared by independent petroleum reserve engineers. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

(1) Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year‑end economic conditions.

(2) The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company’s proved reserves to the year‑end quantities of those reserves as of December 31, 2013, 2014 and 2015.

(3) The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year‑end economic conditions.

(4) Future income tax expenses are based on year‑end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company’s proved oil and natural gas reserves.

(5) Future net cash flows are discounted to present value by applying a discount rate of 10%.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company’s oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows and does not include cash flows associated with hedges outstanding at each of the respective reporting dates.

	As of December 31,
	2013	2014	2015
	(in thousands)
Future cash inflows	$5,020,925	$3,375,871	$480,776
Future production costs	(1,829,168)	(1,791,740)	(383,054)
Future development and abandonment costs	(271,746)	(213,927)	(125,235)
Future income taxes	(775,850)	(241,120)	—
Future net cash flows	2,144,161	1,129,084	(27,513)
10% annual discount for estimated timing of cash flows	(990,444)	(480,930)	44,958
Standardized measure of discounted future net cash flows	$1,153,717	$648,154	$17,445

The following table summarizes changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2013	2014	2015
	(in thousands)
Beginning of the year	$1,157,452	$1,153,717	$648,154
Changes in prices and production costs	(14,656)	(487,233)	(744,015)
Revisions of previous quantity estimates	(26,234)	(70,662)	(115,683)
Changes in future development costs	(33,958)	(32,767)	(13,240)
Development costs incurred during the period	31,485	42,664	120,931
Extensions, discoveries and improved recovery, net of related costs	109,868	7,323	—
Sales of oil and natural gas, net of production costs	(232,472)	(141,903)	329
Accretion of discount	145,483	142,344	71,427
Net change in income taxes	48,095	218,027	86,158
Sale of reserves in place	—	(189,466)	—
Purchases of reserves in place	—	—	—
Production timing and other	(31,346)	6,110	(36,616)
End of year	$1,153,717	$648,154	$17,445

15. GUARANTOR FINANCIAL INFORMATION

All subsidiaries of Venoco other than Ellwood Pipeline Inc. (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, Venoco’s obligations under its 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the “Non‑Guarantor Subsidiary”). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non‑guarantor status of the Company’s subsidiaries as of December 31, 2015. All Guarantors are 100% owned by the Company. Presented below are the Company’s condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3‑10 of Regulation S‑X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC’s 12.25% / 13.00% senior PIK toggle notes.

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2014

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,455	$—	$—	$—	$15,455
Accounts receivable	14,140	56	716	—	14,912
Inventories	3,370	—	—	—	3,370
Other current assets	4,715	—	—	—	4,715
Commodity derivatives	48,298	—	—	—	48,298
TOTAL CURRENT ASSETS	85,978	56	716	—	86,750
PROPERTY, PLANT & EQUIPMENT, NET	654,549	(184,362)	18,327	—	488,514
COMMODITY DERIVATIVES	29,793	—	—	—	29,793
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	4,010	59	—	—	4,069
TOTAL ASSETS	1,337,731	(184,247)	19,043	(563,401)	609,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	20,535	—	—	—	20,535
Interest payable	17,329	—	—	—	17,329
Share-based compensation	2,236	—	—	—	2,236
TOTAL CURRENT LIABILITIES:	40,100	—	—	—	40,100
LONG-TERM DEBT	557,872	—	—	—	557,872
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	27,906	1,652	793	—	30,351
SHARE-BASED COMPENSATION	648	—	—	—	648
INTERCOMPANY PAYABLES (RECEIVABLES)	735,845	(655,326)	(80,555)	36	—
TOTAL LIABILITIES	1,362,371	(653,674)	(79,762)	36	628,971
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,640)	469,427	98,805	(563,437)	(19,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,337,731	$(184,247)	$19,043	$(563,401)	$609,126

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2015

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,165	$—	$—	$—	$90,165
Restricted funds	79,589	—	—	—	79,589
Accounts receivable	10,149	36	425	—	10,610
Insurance receivable	16,500	—	—	—	16,500
Inventories	1,452	—	—	—	1,452
Other current assets	3,859	—	—	—	3,859
Commodity derivatives	33,688	—	—	—	33,688
TOTAL CURRENT ASSETS	235,402	36	425	—	235,863
PROPERTY, PLANT & EQUIPMENT, NET	222,942	(184,444)	17,493	—	55,991
COMMODITY DERIVATIVES	—	—	—	—	—
INVESTMENTS IN AFFILIATES	563,401	—	—	(563,401)	—
OTHER	3,363	59	—	—	3,422
TOTAL ASSETS	1,025,108	(184,349)	17,918	(563,401)	295,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	37,916	—	—	—	37,916
Interest payable	20,912	—	—	—	20,912
Share-based compensation	2	—	—	—	2
CURRENT PORTION OF LONG-TERM DEBT	686,877	—	—	—	686,877
TOTAL CURRENT LIABILITIES:	745,707	—	—	—	745,707
COMMODITY DERIVATIVES	—	—	—	—	—
ASSET RETIREMENT OBLIGATIONS	30,727	1,737	812	—	33,276
SHARE-BASED COMPENSATION	3	—	—	—	3
INTERCOMPANY PAYABLES (RECEIVABLES)	746,611	(655,781)	(90,866)	36	—
TOTAL LIABILITIES	1,523,048	(654,044)	(90,054)	36	778,986
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(497,940)	469,695	107,972	(563,437)	(483,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,025,108	$(184,349)	$17,918	$(563,401)	$295,276

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

AT DECEMBER 31, 2013

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$312,140	$1,233	$—	$—	$313,373
Other	1,259	—	16,073	(13,203)	4,129
Total revenues	313,399	1,233	16,073	(13,203)	317,502
EXPENSES:
Lease operating expense	75,144	50	2,592	—	77,786
Production and property taxes	3,216	100	205	—	3,521
Transportation expense	13,001	12	—	(12,832)	181
Depletion, depreciation and amortization	47,939	105	796	—	48,840
Impairment of oil and gas properties	—	—	—	—	—
Accretion of asset retirement obligations	2,319	117	41	—	2,477
General and administrative, net of amounts capitalized	50,248	1	525	(371)	50,403
Total expenses	191,867	385	4,159	(13,203)	183,208
Income from operations	121,532	848	11,914	—	134,294
FINANCING COSTS AND OTHER:
Interest expense, net	69,841	—	(4,727)	—	65,114
Amortization of deferred loan costs	3,705	—	—	—	3,705
Loss (gain) on extinguishment of debt	38,549	—	—	—	38,549
Commodity derivative losses (gains), net	12,607	—	—	—	12,607
Total financing costs and other	124,702	—	(4,727)	—	119,975
Equity in subsidiary income	10,843	—	—	(10,843)	—
Income (loss) before income taxes	7,673	848	16,641	(10,843)	14,319
Income tax provision (benefit)	(6,646)	322	6,324	—	—
Net income (loss)	$14,319	$526	$10,317	$(10,843)	$14,319

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

		Guarantor	Non-‑Guarantor‑
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$220,914	$1,138	$—	$—	$222,052
Other	479	—	7,872	(6,194)	2,157
Total revenues	221,393	1,138	7,872	(6,194)	224,209
EXPENSES:
Lease operating expense	68,829	53	3,455	—	72,337
Production and property taxes	7,337	18	256	—	7,611
Transportation expense	6,004	13	—	(5,816)	201
Depletion, depreciation and amortization	43,126	105	833	—	44,064
Ceiling test and other impairments	817	—	—	—	817
Accretion of asset retirement obligations	2,321	127	43	—	2,491
General and administrative, net of amounts capitalized	19,761	1	542	(378)	19,926
Total expenses	148,195	317	5,129	(6,194)	147,447
Income from operations	73,198	821	2,743	—	76,762
FINANCING COSTS AND OTHER:
Interest expense, net	58,648	—	(6,039)	—	52,609
Amortization of deferred loan costs	3,268	—	—	—	3,268
Loss (gain) on extinguishment of debt	2,347	—	—	—	2,347
Commodity derivative losses (gains), net	(101,899)	—	—	—	(101,899)
Total financing costs and other	(37,636)	—	(6,039)	—	(43,675)
Equity in subsidiary income	5,954	—	—	(5,954)	—
Income (loss) before income taxes	116,788	821	8,782	(5,954)	120,437
Income tax provision (benefit)	(3,649)	312	3,337	—	—
Net income (loss)	$120,437	$509	$5,445	$(5,954)	$120,437

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015

(in thousands)

		Guarantor	Non-‑Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$57,893	$592	$—	$—	$58,485
Other	500	—	7,149	(5,414)	2,235
Total revenues	58,393	592	7,149	(5,414)	60,720
EXPENSES:
Lease operating expense	51,072	45	3,250	—	54,367
Production and property taxes	4,402	3	248	—	4,653
Transportation expense	5,186	36	—	(5,021)	201
Depletion, depreciation and amortization	22,657	105	837	—	23,599
Ceiling test and other impairments	439,858	—	—	—	439,858
Accretion of asset retirement obligations	1,995	136	19	—	2,150
General and administrative, net of amounts capitalized	28,895	1	492	(392)	28,996
Total expenses	554,065	326	4,846	(5,413)	553,824
Income (loss) from operations	(495,672)	266	2,303	(1)	(493,104)
FINANCING COSTS AND OTHER:
Interest expense, net	76,051	—	(6,864)	—	69,187
Amortization of deferred loan costs	3,695	—	—	—	3,695
Loss (gain) on extinguishment of debt	(67,515)	—	—	—	(67,515)
Commodity derivative losses (gains), net	(34,108)	—	—	—	(34,108)
Total financing costs and other	(21,877)	—	(6,864)	—	(28,741)
Equity in subsidiary income	5,849	—	—	(5,849)	—
Income (loss) before income taxes	(467,946)	266	9,167	(5,850)	(464,363)
Income tax provision (benefit)	(3,585)	102	3,483	—	—
Net income (loss)	$(464,361)	$164	$5,684	$(5,850)	$(464,363)

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(1,346)	$530	$10,313	$—	$9,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(29,327)	(75)	(3)	—	(29,405)
Acquisitions of oil and natural gas properties	(21)	—	—	—	(21)
Expenditures for property and equipment and other	(193)	—	—	—	(193)
Proceeds from sale of oil and natural gas properties	1,844	—	—	—	1,844
Net cash provided by (used in) investing activities	(27,697)	(75)	(3)	—	(27,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	10,765	(455)	(10,310)	—	—
Proceeds from long-term debt	340,000	—	—	—	340,000
Principal payments on long-term debt	(155,000)	—	—	—	(155,000)
Payments for deferred loan costs	—	—	—	—	—
Debt Issuance Costs	(12,423)	—	—	—	(12,423)
Increased in restricted cash	(79,589)	—	—	—	(79,589)
Net cash provided by (used in) financing activities	103,753	(455)	(10,310)	—	92,988
Net increase (decrease) in cash and cash equivalents	74,710	—	—	—	74,710
Cash and cash equivalents, beginning of period	15,455	—	—	—	15,455
Cash and cash equivalents, end of period	$90,165	$—	$—	$—	$90,165